Form 10-Q
period 2009-06-30
SAGE FUND LP
filed 2009-08-14
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:  000-53639

SAGE FUND LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Maryland	52-1937296
(State of Incorporation)	(IRS Employer Identification No.)

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
(Address of Principal Executive Office)(zip code)

(240) 631-9808
Registrant’s Telephone Number, Including Area Code:
____________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: N/A

i

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$7,920,910	$11,443,872
U.S. Government securities, at fair value (cost - $5,989,140 and $4,459,960)	5,995,260	4,498,180
Net unrealized gain on open futures contracts	3,740,205	9,125,848
Accrued interest	1,323	4,502
Deposits with broker	17,657,698	25,072,402
Cash and cash equivalents	47,572,356	16,302,018
Commercial paper, at fair value (cost - $0 and $19,474,253)	-	19,576,904
Government-sponsored enterprises, at fair value (cost - $8,039,111 and $9,036,740)	8,049,606	9,138,786
Corporate notes, at fair value (cost - $0 and $3,965,000)	-	4,013,516
General Partner 1 percent allocation	65,143	-
Total assets	$73,344,803	$74,103,626

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Accounts payable - General Partner	$130,335	$125,530
Commissions and other trading fees on open contracts	7,637	10,133
General Partner management fee	64,526	65,047
General Partner 1 percent allocation	-	210,560
Advisor management fee	59,196	47,910
Advisor incentive fee	-	2,303,426
Selling agents' fee	175,979	177,400
Redemptions payable	35,954	2,852,196
Subscriptions received in advance	2,789,010	1,513,541
Total liabilities	3,262,637	7,305,743
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 27,023.0175 units and 23,461.0047 units outstanding at June 30, 2009 and December 31, 2008	$70,082,166	$66,797,883
Total partners' capital (net asset value)	70,082,166	66,797,883
Total liabilities and partners' capital (net asset value)	$73,344,803	$74,103,626

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
 June 30, 2009
(Unaudited)

U.S. GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$6,000,000	09/17/09	U.S. Treasury Bills, 0.36%	$5,995,260	8.56%
		Total U.S. Government securities (cost - $5,989,140)	$5,995,260	8.56%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$8,000,000	03/30/10	Fed Home Ln Bank (FHLB) Bond not callable, 1.100%	$8,049,606	11.49%
		Total Government-sponsored enterprises (cost - $8,039,111)	$8,049,606	11.49%

LONG U.S. FUTURES CONTRACTS**
			Net unrealized gain
		Description	on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$396,028	0.57%
		Currency	38,699	0.06%
		Energy	504,935	0.72%
		Interest rate	248,550	0.35%
		Metal
		LME Copper US (89 contracts, July 2009 – October 2009)	880,239	1.26%
		Other	934,488	1.33%
		Stock index	4,010	0.01%
		Total long U.S. futures contracts	$3,006,949	4.30%

SHORT U.S. FUTURES CONTRACTS**
			Net unrealized gain (loss)
		Description	on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$416,124	0.59%
		Currency	14,770	0.02%
		Energy	240,078	0.34%
		Interest rate	(14,453)	(0.02%)
		Metal
		LME Alum US (209 contracts, July 2009-September 2009)	(875,600)	(1.25)
		Other	(1,227,691)	(1.75)
		Stock index	1,220	0.00%
		Total short U.S. futures contracts	$(1,445,552)	(2.07%)
		Total U.S. futures contracts	$1,561,397	2.23%

*Pledged as collateral for the trading of futures contracts.
**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
June 30, 2009
(Unaudited)

LONG FOREIGN FUTURES CONTRACTS**
	Net unrealized gain (loss)
Description	on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$15,969	0.02%
Currency	256,548	0.37%
Energy	68,950	0.10%
Interest rate
LIF 3M EURIBOR (295 contracts, September 2009 – June 2011)	1,049,352	1.50%
Other	713,949	1.02%
Metal	(16,451)	(0.02%)
Stock index	102,263	0.15%
Total long foreign futures contracts	$2,190,580	3.14%

SHORT FOREIGN FUTURES CONTRACTS**
	Net unrealized gain (loss)
Description	on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$481	0.00%
Currency	57,321	0.08%
Interest rate	(82,901)	(0.12%)
Stock index	13,327	0.02%
Total short foreign futures contracts	$(11,772)	(0.02%)
Total foreign futures contracts	$2,178,808	3.12%
Net unrealized gain on open futures contracts	$3,740,205	5.35%

**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

U.S. GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,500,000	01/08/09	U.S. Treasury Bill, 1.82% *	$4,498,180	6.73%
		Total U.S. Government securities* (cost - $4,459,960 )	$4,498,180	6.73%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,827,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	$4,826,675	7.23%
4,329,000	02/23/09	Fannie Discount Note, 2.65%	4,312,111	6.46%

		Total Government-sponsored enterprises (cost - $9,036,740 )	$9,138,786	13.69%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,113,000	03/04/09	Citigroup Funding Inc, 3.08%	$4,091,183	6.12%
4,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	3,981,155	5.96%
4,000,000	05/04/09	General Elec Cap Corp, 2.48%	3,966,107	5.94%
3,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	3,772,995	5.65%
3,800,000	05/04/09	Societe Generale N Amer, 2.66%	3,765,464	5.64%
		Total commercial paper securities (cost - $19,474,253)	$19,576,904	29.31%

CORPORATE NOTES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,000,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$4,013,516	6.01%
		Total corporate notes (cost - $3,965,000)	$4,013,516	6.01%

LONG U.S. FUTURES CONTRACTS
			Net unrealized gain (loss)
		Description	on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$61,815	0.09%
		Currency	18,953	0.03%
		Interest rate
		Eurodollar (372 contracts, March 2009 – June 2010)	998,300	1.50%
		Other	415,789	0.62%
		Metals **	(761,359)	(1.14%)
		Stock index	26,400	0.04%
		Total long U.S. futures contracts	$759,898	1.14%

*Pledged as collateral for the trading of futures contracts.
**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

SHORT U.S. FUTURES CONTRACTS
	Net unrealized gain (loss)
Description	on open short contracts (Fair Value)	% of Net Asset Value
Agricultural **	$815,480	1.22%
Currency	7,981	0.01%
Energy	219,865	0.33%
Metal
LME aluminum (73 contracts, January 2009 – April 2009)	836,531	1.25%
Other **	1,336,654	2.00%
Stock index	(1,440)	0.00%
Total short U.S. futures contracts	$3,215,071	4.81%
Total U.S. futures contracts	$3,974,969	5.95%

LONG FOREIGN FUTURES CONTRACTS
	Net unrealized gain
Description	on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$173,542	0.26%
Currency	214,787	0.32%
Interest rate
LIFE 3M sterling (212 contracts, March 2009 – June 2010)	766,971	1.15%
Other **	1,836,502	2.75%
Stock index	89,394	0.13%
Total long foreign futures contracts	$3,081,196	4.61%

SHORT FOREIGN FUTURES CONTRACTS
	Net unrealized gain
Description	on open short contracts (Fair Value)	% of Net Asset Value
Agricultural **	$729,135	1.09%
Currency	382,938	0.57%
Energy	373,418	0.56%
Metals	584,192	0.88%
Total short foreign futures contracts	$2,069,683	3.10%
Total foreign futures contracts	$5,150,879	7.71%
Net unrealized gain on open futures contracts	$9,125,848	13.66%

**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
 (Unaudited)
_____________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TRADING GAIN (LOSS)
Net realized gain (loss)	$(2,894,460)	$6,243,119	$598,322	$13,325,589
Net change in unrealized gain (loss)	887,704	8,834,800	(5,385,643)	6,145,512
Brokerage commissions	(28,537)	(52,502)	(67,186)	(96,136)
Net gain (loss) from trading	(2,035,293)	15,025,417	(4,854,507)	19,374,965

NET INVESTMENT LOSS
Income
Interest income	87,194	311,324	327,164	666,835
Expenses
General Partner management fee	191,396	137,110	377,405	246,206
General Partner 1 percent allocation	(29,700)	109,738	(65,143)	141,668
Advisor management fee	177,900	124,086	322,725	222,708
Advisor incentive fee	-	3,636,066	-	4,568,568
Selling agents' fee	521,989	373,937	1,029,286	671,471
Operating expenses	247,640	173,323	471,461	332,222
Total expenses	1,109,225	4,554,260	2,135,734	6,182,843
Operating expenses waived	(117,052)	(81,549)	(213,949)	(166,157)
Net total expenses	992,173	4,472,711	1,921,785	6,016,686
Net investment loss	(904,979)	(4,161,387)	(1,594,621)	(5,349,851)

NET INCOME (LOSS)	$(2,940,272)	$10,864,030	$(6,449,128)	$14,025,114

	Class A Units
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(111.04)	$514.23	$(253.77)	$683.73

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$(114.01)	$546.27	$(259.51)	$736.53

WEIGHTED AVERAGE (number of units outstanding)	25,790.3369	19,887.5639	24,851.2410	19,042.2538

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
 (Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$(6,449,128)	$14,025,114
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss	5,385,643	(6,145,512)
Net proceeds (purchases) of commercial paper	19,576,904	(2,936,554)
Net purchases of investments in U.S. Government securities	(1,497,080)	-
Net proceeds of Government-sponsored enterprises	1,089,180	-
Net proceeds from corporate notes	4,013,516	-
Decrease (increase) in interest receivable	3,179	(16,844)
Increase (decrease) in General Partner 1 percent allocation	(275,703)	152,385
Increase (decrease) in accounts payable and accrued expenses	(2,291,773)	3,778,975
Net cash provided by operating activities	19,554,738	8,857,564
Cash flows provided by (used in) financing activities
Contributions	12,599,189	9,513,482
Subscriptions received in advance	2,789,010	1,466,489
Redemptions	(7,195,561)	(2,704,714)
Net cash provided by financing activities	8,192,638	8,275,257
Net increase in cash and cash equivalents	27,747,376	17,132,821
Cash and cash equivalents
Beginning of period	27,745,890	11,891,112
End of period	$55,493,266	$29,023,933
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$7,920,910	$22,756,071
Cash and cash equivalents	47,572,356	6,267,862
Total end of period cash and cash equivalents	$55,493,266	$29,023,933

Supplemental disclosure of cash flow information:
Prior period redemptions paid	$2,852,196	$465,364
Prior period subscriptions received in advance	$1,513,541	$2,355,689

Supplemental schedule of non-cash financing activities:
Redemptions payable	$35,954	$933,626

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
__________

	Class A Interests
	Units	Amount
Six Months Ended June 30, 2009
Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss for the six months ended June 30, 2009	-	(6,449,128)
Contributions	5,158.2110	14,112,730
Redemptions	(1,596.1982)	(4,379,319)
Balance at June 30, 2009	27,023.0175	$70,082,166

	Class A Interests
	Units	Amount
Six Months Ended June 30, 2008
Balance at December 31, 2007	17,073.6810	$33,463,652
Net income for the six months ended June 30, 2008	-	14,025,114
Contributions	5,588.8242	11,869,171
Redemptions	(1,410.0632)	(3,172,976)
Balance at June 30, 2008	21,252.4420	$56,184,961

Net Asset Value Per Unit

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007

Class A	Class A	Class A	Class A

$2,593.42	$2,847.19	$2,643.69	$1,959.96

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Sage Fund Limited Partnership (the “Fund”) is a Maryland limited partnership which operates as a commodity investment pool that commenced operations on August 2, 1995. The Fund uses Altis Partners (Jersey) Ltd. (the “Trading Advisor”), a commodity trading advisor, to engage in the trading of futures contracts and other financial instruments on behalf of the Fund.

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

Regulation:

The Fund is a registrant with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934 (the “Act”). As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the Act. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers).

Significant accounting policies are as follows:

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

Futures are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.

Sage Fund Limited Partnership
Notes to the Financial Statements

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.  As of June 30, 2009, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $7,920,910, $44,489,121 and $3,083,235, respectively.  As of December 31, 2008, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $11,443,872, $13,630,246 and $2,671,772, respectively.

Brokerage Commissions:

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

Ongoing Offering Costs:

Ongoing offering costs in connection with the continuous offering of Class A Units are charged to expense as incurred.

Redemptions Payable:

Redemptions payable represent redemptions approved by the General Partner prior to period end, including those that are not effective until subsequent periods.  These redemptions have been recorded using the period end net asset value per unit in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.  On January 1, 2007, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the six months ended June 30, 2009 and 2008, respectively, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

The Fund applies Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Sage Fund Limited Partnership
Notes to the Financial Statements

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The following section describes the valuation techniques used by the Fund to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

The Fund’s investments in these securities are short-term in nature with a duration of less than one year and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

Fair value of exchange-traded contracts is based upon exchange settlement prices. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

Sage Fund Limited Partnership
Notes to the Financial Statements

	June 30, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$3,740,205	$-	$3,740,205
U.S. Government securities	5,995,260	-	5,995,260
Government-sponsored enterprises	-	8,049,606	8,049,606
Cash and cash equivalents
Money market funds	44,751,940	-	44,751,940

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$9,125,848	$-	$9,125,848
U.S. Government securities	4,498,180	-	4,498,180
Commercial paper	-	19,576,904	19,576,904
Government-sponsored enterprises	-	9,138,786	9,138,786
Corporate notes	-	4,013,516	4,013,516
Cash and cash equivalents
Money market funds	14,744,435		14,744,435

There were no Level 3 holdings as of June 30, 2009 and December 31, 2008, or during the three and six months ended June 30, 2009 and 2008, respectively.

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of net trading gains and losses.

Derivative Instruments:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements. SFAS 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008. The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

The Fund’s derivative contracts are comprised of futures and currency forward contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments under SFAS 133.

As of June 30, 2009 and for the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the Statements of Financial Condition and the Statements of Operations:

Sage Fund Limited Partnership
Notes to the Financial Statements

		Derivative Assets and Liabilities
Statements of Financial Condition Location		Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	Net unrealized gain on open futures contracts	$977,537	$(148,935)	$828,602	694
Currency	Net unrealized gain on open futures contracts	523,339	(156,001)	367,338	300
Energy	Net unrealized gain on open futures contracts	818,583	(4,620)	813,963	277
Interest rate	Net unrealized gain on open futures contracts	2,064,289	(149,792)	1,914,497	1,178
Metal	Net unrealized gain on open futures contracts	1,968,044	(2,273,059)	(305,015)	926
Stock index	Net unrealized gain on open futures contracts	127,777	(6,957)	120,820	100
		$6,479,569	$(2,739,364)	$3,740,205	3,475

		Revenue
		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Statements of Operations Location		Net realized gain (loss)	Number of Contracts	Net realized gain (loss)	Number of Contracts
Futures contracts
Agricultural	Net realized gain (loss)	$(563,805)	1,552	$(324,282)	3,146
Currency	Net realized gain (loss)	125,733	570	(1,080,956)	1,121
Energy	Net realized gain (loss)	(1,025,195)	663	670,436	1,382
Interest rate	Net realized gain (loss)	(638,455)	1,455	1,273,994	3,511
Metal	Net realized gain (loss)	(34,047)	513	1,686,472	1,080
Stock index	Net realized gain (loss)	(777,668)	714	(1,620,281)	1,321
		$(2,913,437)	5,467	$605,383	11,561

		Revenue
		Net change in unrealized gain (loss)
Statements of Operations Location		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Futures contracts
Agricultural	Net change in unrealized gain (loss)	$582,525	$(951,370)
Currency	Net change in unrealized gain (loss)	125,227	(257,320)
Energy	Net change in unrealized gain (loss)	692,537	220,680
Interest rate	Net change in unrealized gain (loss)	(612,821)	(2,103,066)
Metal	Net change in unrealized gain (loss)	(324,718)	(2,301,033)
Stock index	Net change in unrealized gain (loss)	424,954	6,466
		$887,704	$(5,385,643)

Reclassification:

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

Sage Fund Limited Partnership
Notes to the Financial Statements

Recent Accounting Pronouncements:

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. FSP No. 157-4 provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168).  The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification will launch on July 1, 2009 and SFAS 168 will be effective for the quarter ending September 30, 2009.  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact to the Fund’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Recently Adopted Accounting Pronouncements:

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (SFAS 165), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc. (the “General Partner”), which conducts and manages the business of the Fund.  During the six months ended June 30, 2009 and 2008, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner had an investment in Class A and Class B Units.

During the six months ended June 30, 2009 and 2008, the General Partner received the following compensation:

•	Class A Units incur a monthly management fee equal to 1/12 of 1.10 percent (1.10 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.

•
Class A Units incur a monthly selling agents’ fee equal to 1/12 of 3.00 percent (3.00 percent per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents’ fees to the respective selling agents. If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives or pays 1 percent of any increase or decrease in the Fund’s net assets, as defined.  Such amount is reflected as the General Partner 1 percent allocation in the statements of financial condition and the statements of operations.

Sage Fund Limited Partnership
Notes to the Financial Statements

Note 3:	COMMODITY TRADING ADVISORS

The Fund has an Advisory Agreement with the Trading Advisor, pursuant to which the Fund pays the Trading Advisor a monthly management fee equal to a certain percentage per annum of allocated net assets (as defined in the Advisory Agreement) and a quarterly incentive fee equal to a certain percentage of Trading Profits (as defined in the Advisory Agreement).

Note 4:	DEPOSITS WITH BROKERS

The Fund deposits funds with its futures broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Government securities and cash with such broker. The Fund earns interest income on its assets deposited with the broker.

Note 5:	OPERATING EXPENSES

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the three and six months ended June 30, 2009, actual operating expenses exceeded this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $73,488 and $128,044, respectively, with such amount included in operating expenses waived in the statements of operations.  For the three and six months ended June 30, 2008, actual operating expenses exceeded this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $51,555 and $112,030, respectively, with such amount included in operating expenses waived in the statements of operations.  Additionally, during the three and six months ended June 30, 2009, the General Partner voluntarily paid $43,564 and $85,905, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statements of operations.  During the three and six months ended June 30, 2008, the General Partner voluntarily paid $29,994 and $54,127, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statements of operations.  As of June 30, 2009 and 2008, $130,335 and $125,530, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable – General Partner in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2009 and December 31, 2008, the Fund had received subscriptions of $2,789,010 and $1,513,541, respectively, which were additions to the Fund effective subsequent to the quarter-end and year-end, respectively.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A Units owned at the end of any month, subject to 5 days written notice to the General Partner and restrictions in the Limited Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction (see SA-4, “Investment by Employee Benefit Plans”) under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, or (b) beneficial to the Fund or (c) necessary to comply state, federal, or other self-regulatory organization regulations.

Sage Fund Limited Partnership
Notes to the Financial Statements

Note 7:	TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of futures in the United States and internationally. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC, as its futures broker.

The Fund has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Fund utilizes Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America as cash management securities brokers for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprises (interest bearing and credit risk free) with durations of less than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc.

For futures contracts, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The unrealized gain on open futures contracts is comprised of the following:

	Futures Contracts (exchange traded)
	June 30, 2009	December 31, 2008
Gross unrealized gains	$6,479,569	$10,893,343
Gross unrealized losses	(2,739,364)	(1,767,495)
Net unrealized gain on open futures contracts	$3,740,205	$9,125,848

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Sage Fund Limited Partnership
Notes to the Financial Statements

Note 8:	INDEMNIFICATIONS

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any continent liability in the financial statements for such indemnifications.

Note 9:	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations for the three and six months ended June 30, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2009 and 2008, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Class A Units
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,704.46	$2,129.46	$2,847.19	$1,959.96

Income (loss) from operations:
Gain (loss) from trading(1)	(75.95)	723.48	(189.60)	964.68
Net investment loss(1)	(35.09)	(209.25)	(64.17)	(280.95)
Total income (loss) from operations	(111.04)	514.23	(253.77)	683.73
Net asset value per unit at end of period	$2,593.42	$2,643.69	$2,593,42	$2,643.69

Total return	(4.11%)	24.15%	(8.91%)	34.88%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fee (2) (3) (4)	5.78%	7.28%	5.69%	6.91%
Advisor incentive fee (5)	0.00%	7.92%	0.00%	10.90%

Total expenses	5.78%	15.20%	5.69%	17.81%

Net investment loss (2) (3) (4) (6)	(5.28%)	(4.57%)	(4.72%)	(3.73%)

Sage Fund Limited Partnership
Notes to the Financial Statements

Total returns are calculated based on the change in value of a Class A Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A units outstanding during the period.  Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2) All of the ratios under the supplemental data for Class A units are computed net of voluntary and involuntary waivers of operating expenses.  For the three and six months ended June 30, 2009, the ratios are net of the 0.68% and 0.63% effect of the total waivers of operating expenses, respectively.  For the three and six months ended June 30, 2008, the ratios are net of the 0.71% and 0.79% effect of the total waivers of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3) The net investment loss includes interest income, which is then reduced by all expenses and excludes gain (loss) from trading activities and brokerage commissions. The resulting amount is divided by the average net asset value for the year.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes advisor incentive fee.

Note 11:	SUBSEQUENT EVENTS

Subsequent events were evaluated for disclosure through August 14, 2009, the date on which the financial statements were issued.  There are no subsequent events to disclose.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, “Financial Statements,” the information contained therein is essential to, and should be read in connection with the following analysis.

Introduction

Sage Fund Limited Partnership (the “Fund”) is a Maryland limited partnership which operates as a commodity investment pool that commenced operations on August 2, 1995.  Beginning September 1, 2007, the Fund uses Altis Partners (Jersey) Ltd. (the “Trading Advisor”), a commodity trading advisor, to engage in the trading of futures contracts and other financial instruments on behalf of the Fund.  Prior to that, the trading advisor was Sunrise Capital Partners, LLC. The Fund invests the proceeds from its offering of units in the speculative trading of futures contracts and other financial instruments traded in the United States and internationally.  Specifically, the Fund primarily trades futures on six major market sectors - interest rates, stock indices, energy products, currencies, metals and agricultural commodities.  However, the Fund can trade other sectors such as livestock as well.

Recent Global Financial Crisis

There were several events that led to significant volatility in global capital markets during 2008 and continuing in 2009.  Following a series of global announcements regarding failures in financial institutions including the government take-over of Fannie Mae and Freddie Mac, equity markets fell and credit markets experienced a sharp drop in liquidity.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The Act gave the U.S. Treasury certain powers to assist troubled financial institutions, especially those with assets that may have been affected by sub-prime mortgage exposure or credit default insurance exposure.

Despite the increased volatility in the capital markets, the Fund was not adversely impacted by these developments. In fact, as a result of the declining global markets, the Fund’s short positions in equity indices were highly profitable. Additionally, the Fund’s short positions in physical commodities and long positions in interest rate instruments were also profitable as commodity prices decreased and bond prices increased.

Critical Accounting Policies

The preparation of the Fund’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs others than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3: Inputs are unobservable for the asset or liability.

The Fund’s investments in these securities are short-term in nature with a duration of less than one year and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third party quoted dealer values of the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2.  The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities.  The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities, and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

Futures contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  Fair value of exchange-traded contracts is based upon exchange settlement prices. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.

For purposes of both financial reporting and calculation of redemption value, net asset value per unit is calculated by dividing the Net Assets by the number of outstanding Units. The Fund’s Net Assets refers to the total assets of the Fund (including without limitation all cash and cash equivalents (valued at cost), any unrealized profits and losses, accrued interest and amortization of original issue discount, and the fair value of all open futures positions and other assets of the Fund, minus the total liabilities of the Fund, including without limitation, one-half of the brokerage commissions that would be payable with respect to the closing of each of the Fund’s open commodities interests positions (if charged on a round-turn basis), or brokerage expenses (if charged on a flat rate basis), and fees and expenses (including accrued Incentive Fees), determined in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting. Net income (loss) is calculated for the Fund as a whole on a monthly basis. Once calculated, net income (loss) is then allocated to Limited Partners based on their unit ownership as of the beginning of each month.

As of June 30, 2009, the aggregate capitalization of the Fund was $70,082,166. The net asset value per unit of the Class A Units was $2,593.42 as of June 30, 2009.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a limited partner as of the last trading day of any month at the net asset value of the redeemed Units (or portion thereof) on that date, on 5 days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.  As of June 30, 2009, illiquidity has not materially affected the Fund’s assets. There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Extraordinary expenses may include expenses related to taxes and litigation.  The Fund has not paid any extraordinary expenses.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Market Sectors

As of June 30, 2009 and December 31, 2008, as a percentage of net assets, the Fund had exposure to the following market sectors:
Sector	Amount 6/30/09	% of Net Assets 6/30/09	Amount 12/31/08	% of Net Assets 12/31/08
Agriculture	$828,602	1.18%	$1,779,972	2.66%
Currency	367,338	0.52%	624,659	0.94%
Energy	813,963	1.16%	593,283	0.89%
Interest Rate	2,109,205	3.01%	4,017,562	6.01%
Metal	3,947,796	5.63%	3,518,736	5.27%
Stock Index	107,493	0.15%	117,234	0.18%
Total	$8,174,397	11.65%	$10,651,446	15.95%

Results of Operations

The returns for A Units for the six months ended June 30, 2009 and 2008 were (8.91%) and 34.88%, respectively. Further analysis of the trading gains and losses is provided below.

Past Results Are Not Indicative of Future Performance

2009

January

The Fund finished lower in January by 2.43% as losses in interest rate instruments, foreign currencies, equity indices and metals offset gains in energy and agricultural commodities. In contrast to the trends of the last few months, many of the markets traded by the Fund were directionless. General optimism after the Obama transition along with government intervention into the world’s financial markets seemed to dampen the steady declines in equity prices experienced in recent quarters. The energy sector was profitable, driven by gains from crude oil and natural gas, whose prices continued to decline on slowing demand and rising inventory levels. Interest rate instruments edged lower during the month which went against the Fund’s long bond positions. In foreign currencies, the U.S. dollar strengthened as risk adverse investors continued to seek the perceived safety of the U.S. currency which benefited the Fund’s long U.S. dollar positions. In other foreign currencies though, the British pound strengthened against the Australian dollar which went against the Fund’s short pound positions.

February

The Fund finished up 0.08% in the month of February. February was a profitable month for the Fund as most markets continued to trade within relatively narrow price ranges. Global equity markets continued to decline amid further weak economic data and a deepening recession. This decline benefited the Fund’s short positions in equity indices. The energy sector finished with modest profits from short positions in natural gas and heating oil. Agricultural commodities exhibited a small loss after a sharp reversal in cocoa markets. Foreign currencies experienced losses this month due to the weakening of the Japanese yen relative to the US dollar. The yen rose about 30% between August 2008 and the start of February, then switched direction against the U.S. Dollar and other major currencies.

March

The Fund finished lower in March by 2.72% as prices moved against established trends and the Fund’s positions. After equity markets reached a new 12 year low, markets reversed and showed some signs of recovery. The rising equity indices, including the S&P 500, DAX and Nikkei 225 Index, moved against the Fund’s short positions, resulting in losses for the Fund. The US dollar fell sharply following the US Treasury Department’s announcement that it planned to repurchase toxic assets, in an effort to help stimulate bank lending. Most foreign currencies strengthened against the US dollar moving against the Fund’s short foreign currency positions. In the interest rate instrument markets, prices settled higher adding some profit to the Fund’s long positions in that sector.

April

The Fund finished lower in April by 1.72% as most markets continued to move within narrow trading ranges without exhibiting any significant trends. One exception was in the energy sector where natural gas prices continued in a downward trend generating profits for the Fund’s short positions. A rally in global equities that began in March continued through April. The rising equity prices generated profits for the Fund’s long positions in this sector which helped to offset losses from other sectors. The Fund’s biggest losses came from interest rate instruments, where prices in medium to long term bonds fell, which went against the Fund’s long positions. Industrial metals prices rose toward the end of the month, with aluminum, tin and nickel moving against the Fund’s short positions creating some losses. Agricultural commodities ended flat for the month.

May

The Fund finished up 1.27% in the month of May as profits realized from foreign currencies, interest rate instruments, metals and agricultural commodities offset losses incurred in the equity indices and energy sectors. The Fund's largest profits came from long positions in copper and gold which continued to trend higher during the month. The most significant losses derived from the energy sector, which saw sharp price movements in natural gas that went against the Fund's short positions. The Fund's long positions in crude oil generated profits that helped reduce losses experienced from natural gas contracts. Interest rate instruments were mixed as rising prices on short term interest rate instruments were profitable, while a sell-off in longer term fixed income markets went against the Fund's long positions. Profits in foreign currencies came from the Fund's long positions in the euro, British pound, Australian dollar and Canadian dollar.

June

The Fund finished lower in June by 3.64% as gains in equity indices, energies, foreign currencies and agricultural commodities were offset by losses from interest rate instruments and metals. The most significant losses occurred in the Fund’s short-term interest rate positions, where prices reversed from previous longer term trends. A sharp sell-off in Eurodollar, short sterling and euribor contracts was fueled by speculation that global central banks may begin to increase short-term interest rates to counteract potential inflationary pressures. The sudden drop in interest rate instrument prices went against the Fund’s long positions. Also in interest rates, weaker than expected forecasts for Japan’s economy sent Japanese government bond (JGB) prices higher, which was a reversal from the price trend in that market. The higher prices generated losses in the Fund’s short JGB positions. Commodity markets rallied during the month which benefited the Fund’s long positions in agricultural commodities, but resulted in losses from short positions in the metals sector. Long positions in the energies were profitable as oil prices made new highs for the year.

2008

January

The Fund declined in January by 5.19% as losses from energy, equity indices, foreign currencies and metals offset profits from global interest rate instruments and agricultural commodities. The largest losses for the Fund came from the energy sector, as crude oil prices declined after hitting an all time nominal high at the beginning of the month. Lower prices in crude oil and global stock indices went against the Fund’s long positions. Global interest rate instruments were profitable for the Fund as rates trended lower on growing concerns of a possible U.S. recession. Later in the month, the Federal Reserve responded to the sharp sell off in global equity prices with rate cuts totaling 1.25%. This move by the Fed pushed short-term rates even lower which benefited the Fund’s long positions in that sector. Long positions in the agricultural commodities sector were profitable as grain and soybean prices continued an upward trend on strong global demand and declining inventory levels.

February

The Fund finished the month up by 22.93% with net profits in all six major market sectors. Physical commodities generated the largest profits as strong demand and tight supplies in a number of commodities drove contract prices to record highs. In the agricultural commodities sector, the Fund’s long positions in soybeans, wheat, coffee, corn and sugar were among the most profitable. Since the start of the year, wheat prices have climbed 21%, while soybeans and coffee were up 27% and 35% respectively. In the energy sector, light crude oil futures hit a new nominal high of $103.05 dollars per barrel. The Fund gained from its long positions in energy, especially crude oil, heating oil, gasoline and kerosene. In the metals sector, the Fund profited from its long positions in both precious and industrial metals including gold, silver, aluminum, platinum and copper. Short positions in equity indices profited as global indices weakened on fears of inflation and a weaker U.S. dollar. Bond prices were mostly unchanged until the final days of the month, when prices jumped in reaction to Fed news about further rate cuts. The net increase in bond prices benefited the Fund’s long bond positions.

March

The Fund finished lower in March by 6.78% as losses from agricultural products, energy and metals offset profits from equity indices, foreign currencies and interest rate instruments. Financial markets reacted to two announcements by the Federal Reserve that ultimately impacted several market sectors. The Fed cut the federal funds target interest rate by .75% and it also announced it would provide guarantees to JP Morgan Chase for the acquisition of Bear Stearns. Following the announcements, the U.S. dollar which had been trending lower over the past several months, suddenly strengthened. The stronger dollar triggered a rapid sell-off in physical commodities including agricultural, metals and energy, with agricultural commodities generating the largest losses.

April

The Fund finished lower this month by 1.67% as profits from energy were offset by losses from the other five major market sectors. Japanese government bonds fell on reports that inflation in Japan had reached its highest level in a decade. By the end of the month, most domestic and international interest rates had edged higher even after the FOMC announced a .25% rate cut. Overall, the decline in bond prices went against the Fund’s long positions. Agricultural commodity prices continued to decline resulting in losses for the Fund’s long positions in that sector. Wheat prices fell more than 6%, reaching five-month lows on news that the government of Ukraine had eased export restrictions. Corn and soybean prices also moved lower. Long positions in the energy sector posted gains as crude oil prices approached $120 per barrel. Concerns over Saudi supplies, Nigerian production disruptions and further evidence of continuing Chinese demand fueled the rise in oil prices.

May

The Fund finished higher this month by 11.43% with gains in most of the major market sectors. The energy sector generated significant profits as the Fund’s long positions benefited from sustained upward trends in crude oil, gasoline, heating oil and natural gas. Analysts’ explanations for the rise in prices were mixed, but steady demand, supply disruptions and a weak U.S. dollar continued to be the most commonly stated factors. While prices for several energy contracts reached all time highs, other market sectors were relatively quiet this month. Agricultural commodities, metals and stock indices all finished with modest profits for the month, with each sector experiencing a mix of offsetting returns. Short-term interest rate instruments were profitable as the Fund’s short positions benefited from a rise in short-term international interest rates.

June

The Fund’s systematic trading strategies generated profits of 13.31% for the month from trends in all of the major market sectors in June. Crude oil, heating oil, gasoline and natural gas soared to new highs, producing significant profits from the Fund’s long energy sector positions. Higher energy prices, weakness in the U.S. dollar and concerns over inflation drove stock markets into bear market territory. The falling equity prices produced profits from the Fund’s short equity index positions. Agricultural prices rose this month as severe flooding in the U.S. threatened summer crop supplies. The rising prices benefited the Fund’s long positions in soybeans, corn and wheat. The Fund also profited from long positions in metals including copper, gold and zinc.

Off-Balance Sheet Arrangements

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the General Partner was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner minimizes market risk through diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The General Partner utilizes only those counterparties that it believes to be creditworthy for the Fund. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Tabular Disclosure of Contractual Obligations. Not applicable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4(T): Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Steben & Company, Inc., the General Partner of the Fund, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Limitations on the Effectiveness of Controls. Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: Risk Factors.

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between April and June 2009, the Fund issued Units at monthly closings as set forth in the following chart. The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Class A Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

April 2009	$678,862	251.01604
May 2009	$3,382,365	1,272.60946
June 2009	$2,589,513	962.12028

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

(a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.

3.1!	Certificate of Limited Partnership of Sage Fund Limited Partnership.

3.2!	Second Amended and Restated Limited Partnership Agreement of Sage Fund Limited Partnership.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5

! Filed with the Registrant’s Form 10 filed on April 27, 2009, and incorporated herein by reference.

(b) Reports.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE FUND
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	August 14, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	August 14, 2009
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

E-1