Form 10-Q
period 2009-09-30
SAGE FUND LP
filed 2009-11-16
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$15,283,742	$11,443,872
U.S. Government securities, at fair value (cost - $0 and $4,459,960)	-	4,498,180
Net unrealized gain on open futures contracts	6,826,684	9,125,848
Accrued interest	2,294	4,502
Deposits with broker	22,112,720	25,072,402
Cash and cash equivalents	46,589,500	16,302,018
Commercial paper, at fair value (cost - $0 and $19,474,253)	-	19,576,904
Government-sponsored enterprises, at fair value (cost - $8,039,111 and $9,036,740)	8,062,370	9,138,786
Corporate notes, at fair value (cost - $0 and $3,965,000)	-	4,013,516
General Partner 1 percent allocation	47,220	-
Total assets	$76,811,810	$74,103,626

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Accounts payable - General Partner	$139,063	$125,530
Commissions and other trading fees on open contracts	6,719	10,133
General Partner management fee	69,908	65,047
General Partner 1 percent allocation	-	210,560
Advisor management fee	124,793	47,910
Advisor incentive fee	-	2,303,426
Selling Agents' fee	190,658	177,400
Redemptions payable	492,119	2,852,196
Subscriptions received in advance	354,213	1,513,541
Total liabilities	1,377,473	7,305,743
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 28,408.3780 units and 23,461.0047 units outstanding at September 30, 2009 and December 31, 2008	$75,434,337	$66,797,883
Total partners' capital (net asset value)	75,434,337	66,797,883
Total liabilities and partners' capital (net asset value)	$76,811,810	$74,103,626

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
 September 30, 2009
(Unaudited)

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$8,000,000	03/30/10	Fed Home Ln Bank (FHLB) Bond (not callable), 1.100%	$8,062,370	10.69%
		Total Government-sponsored enterprises (cost - $8,039,111)	$8,062,370	10.69%

LONG U.S. FUTURES CONTRACTS
		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$626,442	0.83%
		Currency	334,072	0.44%
		Energy	(64,025)	(0.08%)
		Interest rate	632,100	0.84%
		Metal
		LME Copper US (74 contracts, October 2009 – January 2010)	1,327,650	1.76%
		Other**	958,616	1.27%
		Stock index	102,711	0.14%
		Total long U.S. futures contracts	$3,917,566	5.20%

SHORT U.S. FUTURES CONTRACTS
		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural**	$767,446	1.02%
		Currency	2,000	0.00%
		Energy	(304,247)	(0.40%)
		Metal**	(1,036,075)	(1.37%)
		Total short U.S. futures contracts	$(570,876)	(0.75%)
		Total U.S. futures contracts	$3,346,690	4.45%

**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
September 30, 2009
(Unaudited)

LONG FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$137,466	0.18%
Currency	167,361	0.22%
Energy	(1,774)	0.00%
Interest rate
LIF 3M EURIBOR (220 contracts, December 2009 – September 2011)	990,296	1.31%
Other	625,657	0.83%
Metal	(108,094)	(0.14%)
Stock index	88,504	0.12%
Total long foreign futures contracts	$1,899,416	2.52%

SHORT FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$108,895	0.14%
Currency**	1,441,277	1.91%
Energy	22,948	0.03%
Interest rate	7,458	0.01%
Total short foreign futures contracts	$1,580,578	2.09%
Total foreign futures contracts	$3,479,994	4.61%

Net unrealized gain on open futures contracts	$6,826,684	9.06%

**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

U.S. GOVERNMENT SECURITIES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,500,000	01/08/09	U.S. Treasury Bill, 1.82% *	$4,498,180	6.73%
		Total U.S. Government securities* (cost - $4,459,960)	$4,498,180	6.73%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,827,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	$4,826,675	7.23%
4,329,000	02/23/09	Fannie Discount Note, 2.65%	4,312,111	6.46%
		Total Government-sponsored enterprises (cost - $9,036,740)	$9,138,786	13.69%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,113,000	03/04/09	Citigroup Funding Inc, 3.08%	$4,091,183	6.12%
4,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	3,981,155	5.96%
4,000,000	05/04/09	General Elec Cap Corp, 2.48%	3,966,107	5.94%
3,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	3,772,995	5.65%
3,800,000	05/04/09	Societe Generale N Amer, 2.66%	3,765,464	5.64%
		Total commercial paper securities (cost - $19,474,253)	$19,576,904	29.31%

CORPORATE NOTES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$4,000,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$4,013,516	6.01%
		Total corporate notes (cost - $3,965,000)	$4,013,516	6.01%

LONG U.S. FUTURES CONTRACTS
			Net unrealized gain
		Description	(loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$61,815	0.09%
		Currency	18,953	0.03%
		Interest rate
		Eurodollar (372 contracts, March 2009 – June 2010)	998,300	1.50%
		Other	415,789	0.62%
		Metals **	(761,359)	(1.14%)
		Stock index	26,400	0.04%
		Total long U.S. futures contracts	$759,898	1.14%

*Pledged as collateral for the trading of futures contracts.
**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

SHORT U.S. FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural **	$815,480	1.22%
Currency	7,981	0.01%
Energy	219,865	0.33%
Metal
LME aluminum (73 contracts, January 2009 – April 2009)	836,531	1.25%
Other **	1,336,654	2.00%
Stock index	(1,440)	0.00%
Total short U.S. futures contracts	$3,215,071	4.81%
Total U.S. futures contracts	$3,974,969	5.95%

LONG FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$173,542	0.26%
Currency	214,787	0.32%
Interest rate
LIFE 3M sterling (212 contracts, March 2009 – September 2010)	766,971	1.15%
Other **	1,836,502	2.75%
Stock index	89,394	0.13%
Total long foreign futures contracts	$3,081,196	4.61%

SHORT FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain on open short contracts (Fair Value)	% of Net Asset Value
Agricultural **	$729,135	1.09%
Currency	382,938	0.57%
Energy	373,418	0.56%
Metals	584,192	0.88%
Total short foreign futures contracts	$2,069,683	3.10%
Total foreign futures contracts	$5,150,879	7.71%

Net unrealized gain on open futures contracts	$9,125,848	13.66%

**No individual futures contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
 (Unaudited)
_____________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAIN (LOSS)
Net realized gain (loss)	$(216,204)	$(4,570,588)	$382,118	$8,755,001
Net change in unrealized gain (loss)	3,086,479	(4,859,304)	(2,299,164)	1,286,208
Brokerage commissions	(35,238)	(57,309)	(102,424)	(153,445)
Net gain (loss) from trading	2,835,037	(9,487,201)	(2,019,470)	9,887,764

NET INVESTMENT LOSS
Income
Interest income	39,913	303,076	367,077	969,911
Expenses
General Partner management fee	203,642	135,633	581,047	381,839
General Partner 1 percent allocation	17,923	(99,005)	(47,220)	42,663
Advisor management fee	184,599	118,653	507,324	341,361
Advisor incentive fee	-	-	-	4,568,568
Selling Agents' fee	555,387	369,909	1,584,673	1,041,380
Operating expenses	267,165	180,746	738,626	512,968
Total expenses	1,228,716	705,936	3,364,450	6,888,779
Operating expenses waived	(128,103)	(88,583)	(342,052)	(254,740)
Net total expenses	1,100,613	617,353	3,022,398	6,634,039
Net investment loss	(1,060,700)	(314,277)	(2,655,321)	(5,664,128)

NET INCOME (LOSS)	$1,774,337	$(9,801,478)	$(4,674,791)	$4,223,636

	Class A Units
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$61.94	$(463.84)	$(191.83)	$219.89

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$63.86	$(432.06)	$(181.14)	$208.28

WEIGHTED AVERAGE (number of units outstanding)	27,785.0554	22,685.6293	25,807.5891	20,278.5852

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
 (Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$(4,674,791)	$4,223,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	2,299,164	(1,286,208)
Net proceeds of commercial paper	19,576,904	175,718
Net purchases (proceeds) of investments in U.S. Government securities	4,498,180	(8,974,501)
Net proceeds (purchases) of Government-sponsored enterprises	1,076,416	(14,106,368)
Net proceeds from corporate notes	4,013,516	-
Decrease in interest receivable	2,208	18,280
Increase (decrease) in General Partner 1 percent allocation	(257,780)	53,380
Increase (decrease) in accounts payable and accrued expenses	(2,198,305)	116,228
Net cash provided by (used in) operating activities	24,335,512	(19,779,835)

Cash flows provided by (used in) financing activities
Contributions	17,750,511	17,737,063
Subscriptions received in advance	354,213	1,447,550
Redemptions	(8,312,884)	(4,319,517)
Net cash provided by financing activities	9,791,840	14,865,096
Net increase (decrease) in cash and cash equivalents	34,127,352	(4,914,739)

Cash and cash equivalents
Beginning of period	27,745,890	11,891,112
End of period	$61,873,242	$6,976,373
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$15,283,742	$5,494,489
Cash and cash equivalents	46,589,500	1,481,884
Total end of period cash and cash equivalents	$61,873,242	$6,976,373

Supplemental disclosure of cash flow information:
Prior period redemptions paid	$2,852,196	$465,364
Prior period subscriptions received in advance	$1,513,541	$2,355,689

Supplemental schedule of non-cash financing activities:
Redemptions payable	$492,119	$426,325

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
 (Unaudited)
__________
	Class A Interests
	Units	Amount
Nine Months Ended September 30, 2009
Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss for the nine months ended September 30, 2009	-	(4,674,791)
Contributions	7,145.5104	19,264,052
Redemptions	(2,198.1371)	(5,952,807)
Balance at September 30, 2009	28,408.3780	$75,434,337

	Class A Interests
	Units	Amount
Nine Months Ended September 30, 2008
Balance at December 31, 2007	17,073.6810	$33,463,652
Net income for the nine months ended September 30, 2008	-	4,223,636
Contributions	9,395.4562	20,092,752
Redemptions	(1,926.3836)	(4,280,478)
Balance at September 30, 2008	24,542.7536	$53,499,562

Net Asset Value Per Unit

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007

Class A	Class A	Class A	Class A

$2,655.36	$2,847.19	$2,179.85	$1,959.96

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Sage Fund Limited Partnership (the “Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced operations on August 2, 1995.  The Fund issues units of Limited Partnership Interests (“Units”) in Class A, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

The Fund may invest the proceeds from its offerings of Units in the speculative trading of futures contracts and other financial instruments traded in the United States and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Act of 1933, as amended, (the “’33 Act”) and the U.S. Securities Exchange Act of 1934 (the “’34 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the Act.  As a commodity pool, the Fund is subject to the regulations of the U.S.  Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers).

Steben & Company, Inc. (“Steben & Company”, the “General Partner” or the “Commodity Pool Operator”), is a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s Selling Agents.

Altis Partners (Jersey) Ltd. (the “Trading Advisor”) is the sole Trading Advisor.  The Trading Advisor utilizes the Altis Global Futures Portfolio (the “Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) energies, metals, agricultural commodities, currencies, equity indices, and interest rate instruments.

Significant accounting policies are as follows:

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition:

Futures are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.  As of September 30, 2009, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $15,283,742, $45,441,365 and $1,148,135, respectively.  As of December 31, 2008, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $11,443,872, $13,630,246 and $2,671,772, respectively.

Brokerage Commissions:

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and when the positions are closed.

Ongoing Offering Costs:

Ongoing offering costs in connection with the continuous offering of Class A Units are charged to expense as incurred.

Redemptions Payable:

Redemptions payable represent redemptions approved by the General Partner prior to period end, including those that are not effective until subsequent periods.  These redemptions have been recorded using the period end net asset value per unit.

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.  For the three and nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2006 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

The Fund measures financial instruments at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises and corporate notes investments are classified within Level 2.

Fair value of exchange-traded contracts is based upon exchange settlement prices. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The Fund uses some or all, when applicable, of these financial instruments as part of its trading activities. The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2; therefore, their carrying amounts approximate fair values.

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$6,826,684		$6,826,684
Government-sponsored enterprises		$8,062,370	$8,062,370
Cash and cash equivalents
Money market funds	$45,441,365		$45,441,365

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$9,125,848		$9,125,848
U.S. Government securities	$4,498,180		$4,498,180
Commercial paper		$19,576,904	$19,576,904
Government-sponsored enterprises		$9,138,786	$9,138,786
Corporate notes		$4,013,516	$4,013,516
Cash and cash equivalents
Money market funds	$14,744,435		$14,744,435

There were no Level 3 holdings as of September 30, 2009 and December 31, 2008 or during the three and nine months ended September 30, 2009 and 2008, respectively.

Derivative Instruments:

The Fund adopted the provisions of the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification effective January 1, 2009.  As required, the Fund presents qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of the gains and losses on agreements.

The Fund’s derivative contracts are comprised of futures contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

As of September 30, 2009 and for the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	$1,710,486	$(70,237)	$1,640,249	780
Currency	2,045,948	(101,238)	1,944,710	438
Energy	43,003	(390,101)	(347,098)	254
Interest rate	2,267,486	(11,975)	2,255,511	1,172
Metal	2,343,217	(1,201,120)	1,142,097	753
Stock index	365,098	(173,883)	191,215	316
Net unrealized gain on open futures contracts	$8,775,238	$(1,948,554)	$6,826,684	3,713

	Revenue
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Statements of Operations Location	Net realized gain (loss)	Number of Contracts	Net realized gain (loss)	Number of Contracts
Futures Contracts
Agricultural	$(723,291)	1,173	$(1,047,573)	4,319
Currency	412,294	588	(668,662)	1,709
Energy	(940,911)	977	(270,475)	2,359
Interest rate	565,401	1,234	1,839,395	4,745
Metal	(587,351)	788	1,099,121	1,868
Stock index	1,061,638	782	(558,643)	2,103
Net realized gain (loss)	$(212,220)	5,542	$393,163	17,103

	Revenue
	Net change in unrealized gain (loss)
Statements of Operations Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Futures contracts
Agricultural	$811,647	$(139,723)
Currency	1,577,372	1,320,051
Energy	(1,161,061)	(940,381)
Interest rate	341,014	(1,762,051)
Metal	1,447,112	(853,921)
Stock index	70,395	76,861
Net change in unrealized gain (loss)	$3,086,479	$(2,299,164)

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of net trading gains and losses.

Reclassification:

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation without affecting previously reported partners’ capital (net asset value).

Recently Adopted Accounting Standards:

The Fund adopted FASB Accounting Standards Codification (the “Codification”) on July 1, 2009.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database.  Effective with the Codification launch on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The Codification impacted the Fund’s financial statement disclosures by eliminating prior FASB reference since all references to authoritative accounting literature are now referenced in accordance with the Codification.

The Fund adopted the provisions of the Subsequent Events Topic of the Codification effective June 30, 2009.  The Subsequent Event Topic establishes general standards of and accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued or available to be issued.

Note 2:	GENERAL PARTNER

During the nine months ended September 30, 2009 and 2008, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner had an investment in Class A Units.

During the nine months ended September 30, 2009 and 2008, the General Partner received the following compensation:

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

The Fund deposits funds with its futures broker, subject to U.S. Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Government securities and cash with such broker.  The Fund earns interest income on its assets deposited with the broker.

Note 5:	OPERATING EXPENSES

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the three and nine months ended September 30, 2009, actual operating expenses exceeded this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $81,739 and $209,783, respectively, with such amount included in operating expenses waived in the statements of operations.  For the three and nine months ended September 30, 2008, actual operating expenses exceeded this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $58,066 and $170,095, respectively, with such amount included in operating expenses waived in the statements of operations.  Additionally, during the three and nine months ended September 30, 2009, the General Partner voluntarily waived $46,364 and $132,269, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statements of operations.  During the three and nine months ended September 30, 2008, the General Partner voluntarily waived $30,517 and $84,645, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statements of operations.  As of September 30, 2009 and December 31, 2008, $139,063 and $125,530, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable – General Partner in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2009 and December 31, 2008, the Fund had received subscriptions of $354,213 and $1,513,541, respectively, which were additions to the Fund or returned, if applicable, subsequent to the quarter-end and year-end.

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

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker.

The Fund has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Fund utilizes UBS Financial Services, Inc. and Bank of America as cash management securities brokers for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprises (interest bearing and credit risk free) with durations of less than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc.

For futures contracts, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The net unrealized gain on open futures contracts is comprised of the following:

	Futures Contracts (exchange traded)
	September 30, 2009	December 31, 2008
Gross unrealized gains	$8,775,238	$10,893,343
Gross unrealized losses	(1,948,554)	(1,767,495)
Net unrealized gain on open futures contracts	$6,826,684	$9,125,848

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

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

Note 9:	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations for the three and nine months ended September 30, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2009 and 2008, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the U.S. Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Class A Units
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,593.42	$2,643.69	$2,847.19	$1,959.96

Income (loss) from operations:
Gain (loss) from trading(1)	100.12	(449.99)	(88.94)	499.21
Net investment loss(1)	(38.18)	(13.85)	(102.89)	(279.32)
Total income (loss) from operations	61.94	(463.84)	(191.83)	219.89
Net asset value per unit at end of period	$2,655.36	$2,179.85	$2,655.36	$2,179.85

Total return	2.39%	(17.55%)	(6.74%)	11.22%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fee (2) (3) (4)	6.07%	4.87%	5.82%	6.26%
Advisor incentive fee (5)	0.00%	0.00%	0.00%	10.39%

Total expenses	6.07%	4.87%	5.82%	16.65%

Net investment loss (2) (3) (4) (6)	(5.85%)	(2.48%)	(5.11%)	(3.32%)

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

(2) All of the ratios under the supplemental data for Class A Units are computed net of voluntary and involuntary waivers of operating expenses.  For the three and nine months ended September 30, 2009, the ratios are net of the 0.71% and 0.66% effect of the total waivers of operating expenses, respectively.  For the three and nine months ended September 30, 2008, the ratios are net of the 0.70% and 0.77% effect of the total waivers of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3) The net investment loss includes interest income, which is then reduced by all expenses and excludes gain (loss) from trading activities and brokerage commissions. The resulting amount is divided by the average net asset value for the year.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes advisor incentive fee.

Note 11:	SUBSEQUENT EVENTS

Subsequent events were evaluated for disclosure through November 16, 2009, the date on which the financial statements were issued.  There are no subsequent events to disclose.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, “Financial Statements,” the information contained therein is essential to, and should be read in connection with the following analysis.

Introduction

Sage Fund Limited Partnership (the “Fund”) is a Maryland limited partnership which operates as a commodity investment pool that commenced operations on August 2, 1995.  Beginning September 1, 2007, the Fund uses Altis Partners (Jersey) Ltd. (the “Trading Advisor”), a commodity trading advisor, to engage in the trading of futures contracts and other financial instruments on behalf of the Fund.  Prior to that, the trading advisor was Sunrise Capital Partners, LLC. The Fund may invest the proceeds from its offering of units in the speculative trading of futures contracts and other financial instruments traded in the United States and internationally.  Specifically, the Fund primarily trades futures on six major market sectors - interest rates, equity indices, energy products, currencies, metals and agricultural commodities.  However, the Fund can trade other sectors such as livestock as well.

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

Despite the increased volatility in the capital markets, the Fund was not adversely impacted by these developments. In fact, as a result of the declining global markets in 2008 and the first quarter of 2009, the Fund’s short positions in equity indices were highly profitable. Additionally, the Fund’s short positions in physical commodities and long positions in interest rate instruments were also profitable in 2008 as commodity prices decreased and bond prices increased.

Critical Accounting Policies

The preparation of the Fund’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs, other than quoted prices within Level 1, that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes are short-term in nature, with a duration of less than one year, and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, rather than relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

Fair value of exchange traded contracts is based upon exchange settlement prices. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The Fund uses some or all, when applicable, of these financial instruments as part of its trading activities.  The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2; therefore, their carrying amounts approximate fair values.

Futures contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as net unrealized gain or loss, as there exists a right of any offset of any unrealized gains or losses.  Fair value of exchange-traded contracts is based upon exchange settlement prices. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.

For purposes of both financial reporting and calculation of redemption value, net asset value per unit is calculated by dividing the Net Assets by the number of outstanding Units. The Fund’s Net Assets refers to the total assets of the Fund (including without limitation all cash and cash equivalents (valued at cost), any unrealized profits and losses, accrued interest and amortization of original issue discount, and the fair value of all open futures positions and other assets of the Fund, minus the total liabilities of the Fund, including without limitation, one-half of the brokerage commissions that would be payable with respect to the closing of each of the Fund’s open commodities interests positions (if charged on a round-turn basis), or brokerage expenses (if charged on a flat rate basis), and fees and expenses (including accrued Incentive Fees), determined in accordance with U.S. generally accepted accounting principles consistently applied under the accrual basis of accounting. Net income (loss) is calculated for the Fund as a whole on a monthly basis. Once calculated, net income (loss) is then allocated to the Limited Partners based on their unit ownership as of the beginning of each month.

As of September 30, 2009, the aggregate capitalization of the Fund was $75,434,337. The net asset value per unit of the Class A Units was $2,655.36 as of September 30, 2009.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a limited partner as of the last trading day of any month at the net asset value of the redeemed Units (or portion thereof) on that date, on 5 days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.  As of September 30, 2009, illiquidity has not materially affected the Fund’s assets. There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Market Sectors

As of September 30, 2009 and December 31, 2008, as a percentage of net assets, the Fund had exposure to the following market sectors:

Sector	Amount 9/30/09	% of Net Assets 9/30/09	Amount 12/31/08	% of Net Assets 12/31/08
Agriculture	$1,780,723	2.36%	$2,608,795	3.91%
Currency	2,147,186	2.85%	1,178,505	1.76%
Energy	433,104	0.57%	703,395	1.05%
Interest rate	2,279,461	3.02%	4,040,177	6.05%
Metal	3,544,337	4.70%	3,992,969	5.98%
Stock index	538,981	0.71%	136,998	0.21%
Total	$10,723,792	14.21%	$12,660,839	18.96%

Contractual Obligations

Not applicable.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the General Partner was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, upon entering into futures contracts there is a credit risk that counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

Results of Operations

The returns for A Units for the nine months ended September 30, 2009 and 2008 were (6.74%) and 11.22%, respectively. Further analysis of the trading gains and losses is provided below.

Past results are not indicative of future performance.

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

February

The Fund finished up 0.08% in the month of February.  February was a profitable month for the Fund as most markets continued to trade within relatively narrow price ranges.  Global equity markets continued to decline amid further weak economic data and a deepening recession.  This decline benefited the Fund’s short positions in equity indices. The energy sector finished with modest profits from short positions in natural gas and heating oil.  Agricultural commodities exhibited a small loss after a sharp reversal in cocoa markets.  Foreign currencies experienced losses this month due to the weakening of the Japanese yen relative to the U.S. dollar.  The yen rose about 30% between August 2008 and the start of February, then switched direction against the U.S. dollar and other major currencies.

March

The Fund finished lower in March by 2.72% as prices moved against established trends and the Fund’s positions.  After equity markets reached a new 12 year low, markets reversed and showed some signs of recovery.  The rising equity indices, including the S&P 500, DAX and Nikkei 225 Index, moved against the Fund’s short positions, resulting in losses for the Fund. The U.S. dollar fell sharply following the U.S. Treasury Department’s announcement that it planned to repurchase toxic assets, in an effort to help stimulate bank lending.  Most foreign currencies strengthened against the U.S. dollar moving against the Fund’s short foreign currency positions.  In the interest rate instrument markets, prices settled higher adding some profit to the Fund’s long positions in that sector.

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

July

So far, 2009 has proven to be a difficult year for managed futures investments.  In contrast to the many steady trends of last year, this year’s markets have been characterized by several price reversals that went against established trends or by price movement without any sustained direction.  This is not a new market phenomenon, but when it occurs it has historically posed challenges for systematic trend following programs, which the Fund utilizes.  Although these recent months have been disappointing in the absolute sense, we have been satisfied with the Fund’s Trading Advisor’s ability to manage through this difficult environment.  In July the Fund declined by 0.76% as profits from equity indices, interest rate instruments, metals and foreign currencies were not sufficient to offset losses from energy and agricultural commodities.  Equity markets were volatile as they initially fell early in the month in response to poor economic data in the U.S.  By mid-month increased optimism about the global economy pushed equity markets to eight month highs.  The rising global equity prices generated profits for the Fund’s long positions.  The Fund’s long positions in base metals, including aluminum, nickel and copper, benefited from upward trends in those markets that also generated profits.  In energy markets heating oil and gasoline prices continued to move sideways and generated losses for the Fund’s positions in this sector.

August

The Fund finished the month up by 1.46% as all major sectors posted a profit with the exception of energy.  Performance was led by the agricultural commodities sector as price increases in sugar, wheat and corn generated profits for the Fund’s long positions.  Due to a drop in global supply, sugar prices hit a 28-year high as heavy rains in India and Brazil dampened inventory.  The Fund’s long positions in equity indices profited as further signs of economic recovery pushed equity prices higher.  In the metals sector, copper prices were also buoyed by growing confidence on an economic turn around which generated profits from the Fund’s long positions.  Globally, central banks indicated that near-term interest rate hikes were unlikely.  In response, prices of short-term interest rate instruments increased which benefited the Fund’s long positions.  In the energy sector, natural gas prices have fallen 84% in the last 13 months, which generated profits for the Fund’s short positions. Those profits were offset, however, by losses from short positions in gasoline and crude oil.

September

The Fund finished the month up by 1.68% as profits from foreign currencies, interest rate instruments and equity indices offset losses in the energy sector.  Performance was led by the Fund’s long positions in foreign currencies and short positions in the USD.  The USD declined to a twelve-month low versus the Euro and an eight-month low versus the yen.  In interest rate instruments, prices in both short-term instruments and long-term bonds have been trending higher since mid-August as central banks continue to signal that interest rates will remain low.  The rise in instrument prices generated profits for the Fund's long positions.  In the energy sector, natural gas rallied over 30% from a seven year low despite strong inventory data.  The sudden increase in gas prices went against the Fund’s short positions generating losses for the Fund.

2008

January

The Fund finished lower in January by 5.19% as losses from energy, equity indices, foreign currencies and metals offset profits from global interest rate instruments and agricultural commodities.  The largest losses for the Fund came from the energy sector, as crude oil prices declined after hitting an all time nominal high at the beginning of the month.  Lower prices in crude oil and global stock indices went against the Fund’s long positions.  Global interest rate instruments were profitable for the Fund as rates trended lower on growing concerns of a possible U.S. recession.  Later in the month, the Federal Reserve responded to the sharp sell off in global equity prices with rate cuts totaling 1.25%.  This move by the Fed pushed short-term rates even lower which benefited the Fund’s long positions in that sector.  Long positions in the agricultural commodities sector were profitable as grain and soybean prices continued an upward trend on strong global demand and declining inventory levels.

February

The Fund finished the month up by 22.93% with net profits in all nine major market sectors. Physical commodities generated the largest profits as strong demand and tight supplies in a number of commodities drove contract prices to record highs.  In the agricultural commodities sector, the Fund’s long positions in soybeans, wheat, coffee, corn and sugar were among the most profitable.  Since the start of the year, wheat prices have climbed 21%, while soybeans and coffee were up 27% and 35% respectively.  In the energy sector, light crude oil futures hit a new nominal high of $103.05 dollars per barrel.  The Fund gained from its long positions in energy, especially crude oil, heating oil, gasoline and kerosene.  In the metals sector, the Fund profited from its long positions in both precious and industrial metals including gold, silver, aluminum, platinum and copper.  Short positions in equity indices profited as global indices weakened on fears of inflation and a weaker U.S. dollar. Bond prices were mostly unchanged until the final days of the month, when prices jumped in reaction to Fed news about further rate cuts. The net increase in bond prices benefited the Fund’s long bond positions.

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

July

The Fund finished lower in July by 18.73% as several key markets experienced sharp reversals that moved against previously established long-term market trends.  The most significant price reversals were experienced in the energy and agricultural commodity sectors.  After reaching multi-month highs in June, prices in crude oil, heating oil, gasoline and natural gas fell sharply in July on signs of weaker demand and a rising U.S. dollar.  Natural gas, which reached a 30-month high at the end of June, fell more than 32% during July, creating losses for the Fund’s long positions.  The stronger dollar also caused agricultural commodities to reverse from strong upward trends.  Corn and soybeans fell more than 15% during the month creating losses for the Fund’s long systematic positions.  Interest rate instruments were directionless over the last several weeks.  The Fund’s positions in that sector experienced losses due to a lack of trends resulting in “whipsawing” of the Fund’s positions.  The Fund’s traders reduced their risk in each of the affected sectors by either reducing or getting out of positions.

August

The Fund finished lower in August by 7.12% as profits from the energy sector were not enough to offset losses in foreign currencies, agricultural commodities, metals and equity indices.  The U.S. dollar continued to strengthen against many foreign currencies including the Euro which fell sharply to its lowest level against the U.S. dollar in the last six months.  Falling foreign currency prices went against the Fund’s long positions.  Agricultural commodities and precious metals experienced multiple price changes during the month causing losing trades for the Fund.

September

The Fund finished up 9.23% in the month of September.  The Fund was profitable in September as gains from our positions in stock indices, metals, agricultural commodities and interest rate instruments offset losses incurred in foreign currencies and energy.  Increasing uncertainty in the global financial markets created significant volatility in both the credit and equity markets.  Lehman Brothers Holdings, Inc. filed for bankruptcy protection, Merrill Lynch was acquired by Bank of America and Fannie Mae, Freddie Mac, and AIG required government support to remain viable.  Later in the month, the Dow Industrials suffered its worst single day point drop ever, sparked by U.S lawmakers’ rejection of a proposed $700 billion market bailout.  Over the course of the month, global equity prices declined which benefited the Fund’s short equity indices positions.  Investors sought the relative safety of government backed interest rate instruments, causing prices to rise which generated profits for the Fund’s long positions in interest rate instruments.  Agricultural commodity and metals prices fell, benefiting the Fund’s short positions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, is not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Interim Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Interim Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: Risk Factors.

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July and September 2009, the Fund issued Class A Units at monthly closings as set forth in the following chart. The Fund is privately offered and sold to “accredited investors” as defined in U.S. Securities Exchange Act of 1933 Rule 501(a).

Schedule of Number of Units and Dollar Amount of Interests Issued
(Contributions)
(Class A Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Issued	Issued

July 2009	$2,102,626	810.7525
August 2009	$1,629,464	633.0892
September 2009	$1,419,232	543.4577

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

(a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.
3.1!	Certificate of Limited Partnership of Sage Fund Limited Partnership.

3.2!	Second Amended and Restated Limited Partnership Agreement of Sage Fund Limited Partnership.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Yun T. Callahan, Controller and Interim Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Yun T. Callahan, Controller and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5
! Filed with the Registrant’s Form 10 filed on April 27, 2009, and incorporated herein by reference.

(b) Reports.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE FUND
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	November 16, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yun Callahan	November 16, 2009
Yun T. Callahan
Controller and Interim Chief Financial Officer
(Principal Financial Officer)

E-1