Form 10-K
period 2009-12-31
SAGE FUND LP
filed 2010-03-26
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number:  000-53639

SAGE FUND LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1937296

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
Telephone:  (240) 631-9808

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partner Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates:  N/A

Part I

PART I

ITEM 1.  Business

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, formed on August 2, 1995, originally under the name Telesis Futures Fund Limited Partnership, which was later changed to Sage Fund Limited Partnership on December 16, 1998. The Fund utilizes a single professional trading advisor to engage in the speculative trading of commodity futures contracts, other commodity interests, derivatives, forward contracts, swaps and options on futures. The Fund began trading on January 5, 1996.  The Fund is actively managed, with speculative trading profits as its objective.  The Fund’s fiscal year ends each December 31.  The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

The Fund engages in the speculative trading, buying, selling or otherwise acquiring, holding or disposing of commodities.  The Fund trades speculatively, through the management of its assets by a commodity trading advisor in the United States (“U.S.”) and international futures markets.  Specifically, the Fund trades futures on interest rates, stock indices, energy products, currencies, metals and agricultural commodities.  The Fund does not currently trade forward currency contracts, forwards on other items, swaps or options contracts, but may do so in the future.

The Fund maintains its margin deposits and reserves in cash, short-term obligations of the U.S. Government, Government-sponsored enterprise notes, registered U.S. money market funds and short-term investment grade commercial paper in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the Fund.

The Fund’s assets are allocated to Altis Partners (Jersey) Ltd. (“Trading Advisor”).  While it is not currently the case, a portion of the Fund’s assets may be allocated to other investment funds or pools at the discretion of Steben & Company, Inc. (“General Partner”), in order to access the services of other trading advisors.  The General Partner is responsible for selecting and monitoring the Trading Advisor, and it may add new trading advisors in the future and/or terminate the current Trading Advisor, and will, in general, allocate the Fund’s assets among trading advisors as it deems is in the best interests of the Fund.

As of December 31, 2009, the aggregate capitalization of the Fund was $73,049,616.  The net asset value per unit of Class A limited partner interests (“Units”) as of December 31, 2009 was $2,535.94.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative commodity pool.

The Fund does not engage in material operations in foreign countries (although it does trade on international futures markets), nor is a material portion of its revenues derived from foreign customers.

General Partner

Under the Partnership Agreement, management of all aspects of the Fund’s business and administration is carried out exclusively by Steben & Company, Inc., a Maryland corporation organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

The General Partner manages all aspects of the Fund’s business, including selecting and monitoring the Fund’s trading advisor(s); replacing the Trading Advisor if appropriate or adding other trading advisors; selecting the Fund’s futures broker(s), accountants and attorneys; computing the Fund’s net assets; reporting to limited partners; directing the investment of Fund excess margin monies in interest-bearing instruments and/or cash; and processing subscriptions and redemptions. The General Partner maintains office facilities for and furnishes administrative and clerical services to the Fund.  The General Partner is reimbursed for certain out of pocket expenses for the Fund, including clerical, accounting, legal, postage and shipping, offering costs, marketing expenses, printing, research and analysis costs and other expenses of the Fund.  These expenses may include certain salary and administrative costs incurred by the General Partner specifically relating to marketing and administration of the Fund, such as salaries and commissions of marketing personnel, administrative employee salaries and related costs.

Trading Advisor

The Trading Advisor is registered with the CFTC as a commodity trading advisor and commodity pool operator, and is a member of the NFA.  The Trading Adivsor’s main office is located at Charles House, 2nd Floor, Charles Street, St. Helier, Jersey JE2 4SF, Channel Islands. The telephone number is +44 (0) 1534 787700.

The Trading Advisor is regulated in the State of Jersey, Channel Islands by the Jersey Financial Services Commission.  The Trading Advisor is wholly owned by its four principals. The Trading Advisor engages primarily in the management of futures, options on futures and foreign exchange trading accounts for qualified investors.  As of December 31, 2009, the Trading Advisor had total assets under management of approximately $1.35 billion, with approximately $1.34 billion in the Global Futures Portfolio (“Trading Program”).

The Trading Program participates in over 140 worldwide futures markets over multiple maturities.  It is a systematic, automated trading program that builds on the principals’ market experience and employs a proprietary advanced asset allocator.  The advanced asset allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner.  The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system.  The Global Futures Portfolio is designed to participate in broad sectors of the world economy.  The Trading Advisor trades in financial and commodity futures worldwide.  Market sectors traded include energy products, metals, grains, livestock, currencies, equity indices and interest rate instruments.  The Trading Advisor may also trade in foreign exchange forwards and option contracts.  The Trading Advisor intends to generally employ a margin-to-equity ratio of approximately 15% to 35%, but such ratio may be higher or lower at certain times.

The on-going development of the Trading Advisor’s strategy is a continuous process, and the trading strategy may therefore be modified from time to time. The Fund will be notified of changes, additions or deletions to the trading strategy that are deemed to be material by the Trading Advisor.  The trading strategies utilized by the Trading Advisor for the Fund may differ from those used with respect to other accounts managed by the Trading Advisor or its own accounts.  Trading decisions require the exercise of judgment by the Trading Advisor.

The Advisory Agreement

The following is a summary of certain significant terms and provisions of the advisory agreement by and among the Fund, the General Partner and the Trading Advisor.  This summary is not intended to be complete and is qualified in its entirety by the advisory agreement itself.

The initial term of the agreement was one year.  The agreement renews automatically each year therafter unless the Fund or the Trading Advisor provides written notice to the other party terminating the agreement.  Additionally, the agreement terminates immediately upon the following events: (i) termination and dissolution of the Fund in accordance with the Partnership Agreement, (ii) the other party providing written notice of termination or (iii) if the Trading Advisor is unable to effectively implement the trading strategy on behalf of the Fund.  Additionally, the agreement may be terminated immediately in the discretion of the General Partner upon the occurrence of certain other events.

The Fund and the General Partner, jointly and severally, have agreed to indemnify the Trading Advisor for losses based upon: (i) any misrepresentation or breach of the agreement, (ii) an untrue statement of a material fact or failure to make a material statement in the Fund’s offering memorandum, (iii) the management of the Fund’s assets by the Trading Advisor if the Trading Advisor acted in good faith and in a manner that was not reasonably believed to be opposed to the best interest of the Fund and if such action did not constitute gross negligence or willful misconduct, (iv) any act or omission of the Fund or the General Partner before trading commenced or (v) any act or omission with respect to the Fund.

Selling Agents

The General Partner acts as a selling agent for the Fund, and has entered into selling agreements with certain other broker dealers registered under the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to the Units. Selling agents are selected to assist in the making of offers and sales of Units.  The selling agents offer the Units on a “best efforts” basis.

Futures Broker

The Fund utilizes Newedge USA, LLC (“NUSA”), as its futures broker (“futures broker”) and may utilize Newedge Group (U.K. Branch) as its forward currency counterparty in the future.  The General Partner may, in its discretion, have the Fund utilize other futures brokers or forward and swap counterparties if it deems it to be in the best interest of the Fund.

Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities.

Newedge Group (U.K. Branch) is a branch of Newedge Group and lead regulated in France as a bank by the CECEI (Banque de France) and supervised by Commission Bancaire and the Autorité des Marchés Financiers for the conduct of investment services, and regulated by the Financial Services Authority for the conduct of business in the U.K.  Newedge USA, LLC is a subsidiary of Newedge Group, which was formed through a merger with Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. on September 1, 2008.  In March 2008, NFI settled, without admitting or denying the allegations, a disciplinary action brought by the New York Mercantile Exchange (“NYMEX”) alleging that NFI violated NYMEX rules related to: numbering and time stamping orders by failing properly to record a floor order ticket; wash trading; failure to adequately supervise employees; and violation of a prior NYMEX cease and desist order, effective as of December 5, 2006, related to numbering and time stamping orders and block trades.  NFI paid a $100,000 fine to NYMEX in connection with this settlement.

Other than the foregoing proceeding, which did not have a material adverse effect upon the financial condition of NUSA, there have been no material administrative, civil or criminal actions brought, pending or concluded against NUSA, or its principals in the past five years.

Affiliates of NUSA may execute transactions opposite the Fund as principal.

Cash Management Securities Broker

The Fund utilizes UBS Financial Services, Inc. (“UBS”) as its cash management securities broker (“cash management securities broker”).  The General Partner may, in its discretion, have the Fund utilize other cash management securities brokers if it deems it to be in the best interest of the Fund.

UBS is a Delaware corporation.  The Fund maintains a securities account with UBS through its Chicago office located at UBS Tower, One North Wacker Drive, Chicago, IL 60606.   This account is utilized by the Fund for the purpose of investing margin excess balances, typically in short-term fixed and similar income instruments.

Limited Role of the Futures Broker and Cash Management Securities Broker

The services of NUSA and UBS, in their capacities as futures broker and cash management securities broker, respectively, are limited to transaction execution and clearance, record-keeping, transmittal of confirmations and statements to the General Partner, calculating the equity balances and margin requirements for the Fund’s account and similar administrative functions. The opening and maintenance of the Fund’s accounts with NUSA or UBS does not constitute an endorsement or recommendation of the Fund, the General Partner or the Trading Advisor.

NUSA and UBS have not assisted in the preparation of this annual report, except to the extent they have provided general information about their operations and legal proceedings against them.  NUSA and UBS are not connected in any way with the Fund, the General Partner or the Trading Advisor, other than in their capacity as futures broker/currency forward counterparty and cash management securities broker, respectively, on behalf of the Fund.  The General Partner may elect to have the Fund use other futures brokers, cash management securities brokers, options brokers, forwards or swaps counterparties in the future when it deems, in its discretion, that it would be in the Fund’s best interest to do so.

Description of Current Charges

Charges	Amount
General Partner Management Fee
The General Partner charges a monthly General Partner management fee equal to 1/12th of 1.1% of the month-end net asset value of the Fund, payable in arrears.  The General Partner may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold Units.

General Partner 1 Percent Allocation	The General Partner receives an annual allocation of 1% of any increase (or decrease) in the Fund’s net assets, without regard to contributions and redemptions.

Advisor Management Fee	The Trading Advisor receives a monthly management fee equal to 1/12th of 1%, based upon the assets under its management, payable in arrears.

Charges	Amount
Advisor Incentive Fee	The Trading Advisor receives a quarterly incentive fee equal to 25% of any net New Trading Profits (as defined below) generated by the Trading Advisor for the Fund, payable quarterly in arrears.

Brokerage Commissions
The Fund incurs brokerage commissions on U.S. futures exchanges currently at the rate of $1.73 to $26.85 per “round-turn” futures transaction (which includes NFA, execution, clearing and exchange fees).  Brokerage commissions will be higher for trades executed on some foreign exchanges. The Fund will also pay the bid-ask spread on foreign currency transactions. The Fund’s average commission cost is $5.75 per round-turn transaction.

Selling Agent Fees
The General Partner charges a monthly selling agent fee equal to 1/12th of 3.00% of the month-end net asset value of the Fund, payable in arrears.  The General Partner, in turn, pays selling agent fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Administrative Expenses
The Fund reimburses the General Partner for actual monthly administrative expenses up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable quarterly in arrears.  However, expenses (other than extraordinary costs), that exceed 1.00 % of the average month-end net assets of the Fund are the responsibility of the General Partner.

The administrative expenses include all actual accounting, audit, legal, administrative, offering and other back office expenses related to the administration of the Fund and all associated costs incurred by the Fund.

The Fund may incur extraordinary expenses (including extraordinary legal and accounting fees), although none are anticipated.

“New Trading Profits” are equal to the sum of: (i) the net of all realized profits and losses during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued brokerage commissions, NFA fees and give-up fees as of the quarter-end, minus: (iii) the net of all unrealized profits and losses on commodity positions open at the end of the previous quarter-end, and (iv) any cumulative net realized losses (which shall not include incentive fee expenses) from the Trading Advisor’s trading on behalf of the Fund carried forward from all previous quarters since the last quarter for which an incentive fee was payable to the Trading Advisor, and (v) any management fees paid or accrued to the Trading Advisor, and (vi)  a certain percentage per annum reflecting an agreed upon portion of the General Partner, selling agent and administrative expenses, and (vii) interest income. Trading Profits will be calculated on the basis of assets allocated to the Trading Advisor.  In determining New Trading Profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so that the incentive fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses (excluding losses relating to redeemed Units) from prior periods.  The carry-forward loss is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor during a period that a carry-forward loss exists.  Because incentive fees are paid on a quarterly rather than annual basis, a fee could be paid to the Trading Advisor during a year in which the Fund’s performance was unprofitable on an annual basis.  Once an incentive fee is earned, it is retained by the Trading Advisor regardless of its subsequent performance.

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisor, in the U.S. and international futures markets and may trade or hold forwards, swaps and options. Specifically, the Fund trades futures on interest rates, stock indices, energy products, currencies, metals and agricultural commodities.  The Fund does not currently trade currency forwards, forwards on other items, swaps or options contracts, but may do so in the future.

Market Types

The Fund trades on a variety of U.S. and international futures exchanges.  As in the case of its market sector allocations, the Fund’s commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if the Fund’s Trading Advisor, with the approval of the General Partner, determines such change to be in the best interests of the Fund.

Conflicts of Interest

The General Partner and its principals have organized and are involved in other business ventures, and may have incentives to favor certain of these ventures over the Fund.  The Fund will not share in the risks or rewards of such other ventures.  However, such other ventures will compete for the General Partner’s and its principals’ time and attention, which might create other conflicts of interest.  The Partnership Agreement does not require the General Partner to devote any particular amount of time to the Fund.

The General Partner or any of its affiliates or any person connected with it may invest in, directly or indirectly, or manage or advise other investment funds or accounts which invest in assets which may also be purchased or sold by the Fund.  Neither the General Partner nor any of its affiliates nor any person connected with it is under any obligation to offer investment opportunities of which any of them becomes aware to the Fund or to account to the Fund in respect of (or share with the Fund or inform the Fund of) any such transaction or any benefit received by any of them from any such transaction, but will allocate such opportunities on an equitable basis between the Fund and other clients.

Incentive Fee to the Trading Advisor

Because the Trading Advisor is entitled to an incentive fee, the Trading Advisor may have an incentive to cause the Fund to make riskier or more speculative investments than it otherwise would.

Personal Trading

The Trading Advisor, the futures broker, the General Partner and the principals and affiliates thereof may trade commodity interests for their own account. In such trading, positions might be taken which are opposite those of the Fund, or that compete with the Fund’s trades.

Trades by the Trading Advisor and its Principals

The Trading Advisor and its principals may trade for their own accounts in addition to directing trading for client accounts.  Therefore, the Trading Advisor and its principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution.  Additionally, a potential conflict may occur when the Trading Advisor and its principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client.  Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants.   Since the principals of the Trading Advisor trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisor’s clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices.  In such instances, the Trading Advisor uses a non-preferential method of fill allocation.  The clients of the Trading Advisor will not be permitted to inspect the personal trading records of the Trading Advisor or NUSA, or their respective principals, or the written policies relating to such trading.  Client records are not available for inspection due to their confidential nature.

Effects of Speculative Position Limits

The CFTC and domestic exchanges have established speculative position limits on the maximum net long or net short futures position which any person, or group of persons, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures traded on U.S. commodity exchanges.  All commodity accounts owned or controlled by the Trading Advisor and its principals are combined for speculative position limits.  Because speculative position limits allow the Trading Advisor and its principals to control only a limited number of contracts in any one commodity, the Trading Advisor and its principals are potentially subject to a conflict among the interests of all accounts the Trading Advisor and its principals control which are competing for shares of that limited number of contracts.  There exists a conflict between the Trading Advisor’s interest in maintaining a smaller position in an individual client’s account in order to also provide positions in the specific commodity to other accounts under management and the personal accounts of the Trading Advisor and its principals.  The General Partner does not believe, however, that the position limits are likely to impair the Trading Advisor’s trading for the Fund although it is possible the issue could arise in the future.

To the extent that position limits restrict the total number of commodity positions which may be held by the Fund and those other accounts, the Trading Advisor will allocate the orders equitably between the Fund and such other accounts. Similarly, where orders for the same commodity given on behalf of both the Fund and other accounts managed by the Trading Advisor cannot be executed in full, the Trading Advisor will equitably allocate between the Fund and such other accounts that portion of the total quantity able to be executed.

Other Activities of the Principals of the Advisor

Certain principals of the Trading Advisor are currently engaged, and expect in the future to be engaged, in other activities, some of which may involve other business activities in the futures industry.  In addition, each principal of the Trading Advisor may be engaged in trading for his own personal account.  The principals will have a conflict of interest between their obligations to devote all of their attention to client accounts and their interests in engaging in other activities. However, the principals of the Trading Advisor intend to devote substantial attention to the operation and activities of the Trading Advisor consistent with the division of responsibilities among them as is described herein.

Operation of Other Commodity Pools

The General Partner currently operates two other commodity pools and might have an incentive to favor those pools over the Fund.

Fiduciary Responsibility of the General Partner

The General Partner has a fiduciary duty to the Fund to exercise good faith and fairness in all dealings affecting the Fund.  If a limited partner believes this duty has been violated, he may seek legal relief under applicable law, for himself and other similarly situated partners, or on behalf of the Fund. However, it may be difficult for limited partners to obtain relief because of the changing nature of the law in this area, the vagueness of standards defining required conduct and the broad discretion given the General Partner in the Partnership Agreement and the exculpatory provisions therein.

Selling Agents

The receipt by the selling agents and their registered representatives of continued sales commissions for outstanding Units may give them an incentive to advise limited partners to remain investors in the Fund.  These payments cease to the extent the limited partners withdraw from the Fund.

The General Partner Serving as Selling Agent

The General Partner also serves as a selling agent for the Fund.  As a result, the fees and other compensation received by the General Partner as selling agent have not been independently negotiated.

Futures Broker

The futures broker affects transactions for customers (including public and private commodity pools), including the Fund, who may compete with the Fund’s transactions including with respect to priorities or order entry.  Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the futures broker could effect transactions for the Fund in which the other parties to the transactions are the futures broker’s officers, directors, employees, customers or affiliates.  Such persons might also compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities.  Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices.  However, in entering orders for the Fund and other customer accounts, including with respect to priorities of order entry and allocations of executed trades, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer’s trades for its own or its other customer’s benefit.

Regulations

The Fund is a registrant with the SEC pursuant to the 1934 Act. As a registrant, the Fund is subject to the regulations of the SEC and the reporting requirements of the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the CFTC, an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the NFA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants, futures broker and Interbank market makers through which the Fund trades.

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The CEAct requires commodity pool operators, and commodity trading advisors and futures brokers or futures commission merchants such as the Fund’s futures broker, to be registered and to comply with various reporting and recordkeeping requirements. The General Partner and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event that the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund.  Should the General Partner’s registration be suspended, termination of the Fund might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. Government agency.

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

•	The Fund competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

Reports to Security Holders

The Fund files Forms 10-K, 10-Q, 8-K, 3 and 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information about the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additional reports, proxy and information statements, and other reports filed electronically with the SEC may be found at http://www.sec.gov.

Enforceability of Civil Liabilities Against Foreign Persons

None.

Item 1A.	Risk Factors

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2.	Properties

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and high grade short-term fixed income securities (maturities of less than one year).

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the Units of the Fund.

Units of the Fund are offered continuously to the public through selling agents on a best-efforts basis at their month-end net asset value per unit.  The minimum investment is $10,000.  Currently, Units are offered on the first day of each month at the net asset value per unit on the last day of the preceding month.  Units are issued as of the commencement of business on the first business day of each month.

Holders

As of February 28, 2010, there were 923 holders of Units of the Fund.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2009.

The proceeds of the offering of the Fund’s Units are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisor’s Trading Program.

Issuer Purchases of Equity Securities

Pursuant to the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

Redemptions of Units during the fourth quarter of 2009 were as follows:

	October	November	December	Total
A Units
Units redeemed	173.3541	115.5680	78.8491	367.7712
Average net asset value per unit	$2,510.81	$2,608.35	$2,535.94	$2,546.85

Item 6.	Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilizing the Trading Advisor, the Fund invests the proceeds from its offering of Units in the speculative trading of futures contracts and other financial instruments traded in the U.S. and internationally.

Liquidity

Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a limited partner as of the last trading day of any month at the net asset value of the redeemed Units (or portion thereof) on that date, on five days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, if making a partial redemption, the limited partner must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

As of December 31, 2009, illiquidity has not materially affected the Fund’s assets. There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital through the continued sale of Units offered pursuant to the offering, and does not intend to raise capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts, etc. in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of funds related to the sale and redemption of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Contractual Obligations

Not applicable.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the General Partner was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, upon entering into futures contracts there is a credit risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, as is the case with some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

Results of Operations

The returns for the Fund for the years ended December 31, 2009 and 2008 were (10.93%) and 45.27%, respectively.  Past performance is not indicative of expected future financial condition or results of operations.

Further analysis of the trading gain and loss is provided below.

2009

January

The Fund finished lower in January by 2.43%, as losses in interest rate instruments, foreign currencies, equity indices and metals offset gains in energy and agricultural commodities. Many of the markets traded by the Fund were directionless.  General optimism after the Obama transition along with government intervention into the world’s financial markets seemed to dampen the steady declines in equity prices experienced in recent quarters.  The energy sector was profitable, driven by gains from crude oil and natural gas, whose prices continued to decline on slowing demand and rising inventory levels. Interest rate instruments edged lower during the month which went against the Fund’s long bond positions.  In foreign currencies, the U.S. dollar strengthened as risk adverse investors continued to seek the perceived safety of the U.S. currency which benefited the Fund’s long U.S. dollar positions.  In other foreign currencies though, the British pound strengthened against the Australian dollar which went against the Fund’s short pound positions.

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

May

The Fund finished up 1.27% in the month of May, as profits realized from foreign currencies, interest rate instruments, metals and agricultural commodities offset losses incurred in the equity indices and energy sectors.  The Fund's largest profits came from long positions in copper and gold which continued to trend higher during the month.  The most significant losses derived from the energy sector, which saw sharp price movements in natural gas that went against the Fund's short positions.  The Fund's long positions in crude oil generated profits that helped reduce losses experienced from natural gas contracts. Interest rate instruments were mixed as rising prices on short term interest rate instruments were profitable, while a sell-off in longer term fixed income markets went against the Fund's long positions.  Profits in foreign currencies came from the Fund's long positions in the euro, British pound, Australian dollar and Canadian dollar.

June

The Fund finished lower in June by 3.64%, as gains in equity indices, energies, foreign currencies and agricultural commodities were offset by losses from interest rate instruments and metals.  The most significant losses occurred in the Fund’s short-term interest rate positions, where prices reversed from previous longer term trends.  A sharp sell-off in Eurodollar, short sterling and euribor contracts was fueled by speculation that global central banks may begin to increase short-term interest rates to counteract potential inflationary pressures.  The sudden drop in interest rate instrument prices went against the Fund’s long positions.  Also in interest rates, weaker than expected forecasts for Japan’s economy sent Japanese government bond (JGB) prices higher, which was a reversal from the price trend in that market. The higher prices generated losses in the Fund’s short JGB positions.  Commodity markets rallied during the month which benefited the Fund’s long positions in agricultural commodities, but resulted in losses from short positions in the metals sector.  Long positions in the energies were profitable as oil prices made new highs for the year.

July

In July the Fund declined by 0.76%, as profits from equity indices, interest rate instruments, metals and foreign currencies were not sufficient to offset losses from energy and agricultural commodities.  Equity markets were volatile as they initially fell early in the month in response to poor economic data in the U.S.  By mid-month increased optimism about the global economy pushed equity markets to eight month highs.  The rising global equity prices generated profits for the Fund’s long positions.  The Fund’s long positions in base metals, including aluminum, nickel and copper, benefited from upward trends in those markets that also generated profits.  In energy markets heating oil and gasoline prices continued to move sideways and generated losses for the Fund’s positions in this sector.

August

The Fund finished the month up by 1.46%, as all major sectors posted a profit with the exception of energy.  Performance was led by the agricultural commodities sector as price increases in sugar, wheat and corn generated profits for the Fund’s long positions.  Due to a drop in global supply, sugar prices hit a 28-year high as heavy rains in India and Brazil dampened inventory.  The Fund’s long positions in equity indices profited as further signs of economic recovery pushed equity prices higher.  In the metals sector, copper prices were also buoyed by growing confidence on an economic turn around which generated profits from the Fund’s long positions.  Globally, central banks indicated that near-term interest rate hikes were unlikely.  In response, prices of short-term interest rate instruments increased which benefited the Fund’s long positions.  In the energy sector, natural gas prices fell 84% over the last 13 months, which generated profits for the Fund’s short positions. Those profits were offset, however, by losses from short positions in gasoline and crude oil.

September

The Fund finished the month up by 1.68%, as profits from foreign currencies, interest rate instruments and equity indices offset losses in the energy sector.  Performance was led by the Fund’s long positions in foreign currencies and short positions in the USD.  The USD declined to a twelve-month low versus the euro and an eight-month low versus the yen.  In interest rate instruments, prices in both short-term instruments and long-term bonds have been trending higher since mid-August as central banks continue to signal that interest rates will remain low.  The rise in instrument prices generated profits for the Fund's long positions.  In the energy sector, natural gas rallied over 30% from a seven year low despite strong inventory data.  The sudden increase in gas prices went against the Fund’s short positions generating losses for the Fund.

October

The Fund finished the month down 5.44%, as losses were seen in all market sectors except metals. The early weeks of the month were characterized by rising global equity and commodity prices and a declining US dollar, which generated profits for Fund positions in their respective sectors. However, in the final week of October, uncertainty over global economic growth and central bank policies led to sharp price reversals in several market sectors. Falling prices in global indices went against the Fund’s long positions, while the sudden rise in the US dollar generated losses for the Fund’s long positions in several foreign currencies, including the Canadian dollar, British pound and Japanese yen. Agricultural commodity prices also reversed course, including sugar, corn, soybeans and wheat, which generated losses. Rising metals prices were most profitable for the Fund, led by gold zinc and platinum.

November

The Fund finished up 3.88%, as profits were realized from five out of six market sectors. The largest profits came from the metals sector. Here, the Fund’s long positions in gold and silver generated the most significant profits as a weaker dollar pushed precious and base metal prices higher, including gold, which hit an all time high. In the interest rates sector, the Fund’s long positions in long- and short-term interest rate instruments benefited from upward price trends. Within the sector, the Fund’s long positions in eurodollars were most profitable. In foreign currencies, rising price trends in the Japanese yen and Australian dollar led to profits for our long positions in those currencies. Global equity prices trended higher, which generated profits for long positions in that sector, including the S&P 500, NASDAQ, FTSE and Japanese Topix indices.

December

The Fund finished down 2.78%, as losses from interest rate instruments, energy, and foreign currencies offset profits from equity indices, metals, and agricultural commodities. The Fund’s most significant losses came from its long positions in interest rate instruments. Early in the month, short-term interest rates rose suddenly on speculation that the Federal Reserve might speed up its timetable for increasing its target rate.  In the energy sector, a long downward trend in natural gas prices unexpectedly reversed. Natural gas prices hit an 11-month high as government data showed lower than expected U.S. inventories. This sharp price increase went against the Fund’s short natural gas positions, which resulted in a loss. In equity indices, the Fund generated profits from its long positions as the stock market rally that began in early March continued through December.

2008

January

The Fund finished lower in January by 5.19%, as losses from energy, equity indices, foreign currencies and metals offset profits from global interest rate instruments and agricultural commodities.  The largest losses for the Fund came from the energy sector, as crude oil prices declined after hitting an all time nominal high at the beginning of the month.  Lower prices in crude oil and global stock indices went against the Fund’s long positions.  Global interest rate instruments were profitable for the Fund as rates trended lower on growing concerns of a possible U.S. recession.  Later in the month, the Federal Reserve responded to the sharp sell off in global equity prices with rate cuts totaling 1.25%.  This move by the Fed pushed short-term rates even lower which benefited the Fund’s long positions in that sector.  Long positions in the agricultural commodities sector were profitable as grain and soybean prices continued an upward trend on strong global demand and declining inventory levels.

February

The Fund finished the month up by 22.93%, with net profits in all nine major market sectors. Physical commodities generated the largest profits as strong demand and tight supplies in a number of commodities drove contract prices to record highs.  In the agricultural commodities sector, the Fund’s long positions in soybeans, wheat, coffee, corn and sugar were among the most profitable.  Since the start of the year, wheat prices have climbed 21%, while soybeans and coffee were up 27% and 35% respectively.  In the energy sector, light crude oil futures hit a new nominal high of $103.05 dollars per barrel.  The Fund gained from its long positions in energy, especially crude oil, heating oil, gasoline and kerosene.  In the metals sector, the Fund profited from its long positions in both precious and industrial metals including gold, silver, aluminum, platinum and copper.  Short positions in equity indices profited as global indices weakened on fears of inflation and a weaker U.S. dollar. Bond prices were mostly unchanged until the final days of the month, when prices jumped in reaction to Fed news about further rate cuts. The net increase in bond prices benefited the Fund’s long bond positions.

March

The Fund finished lower in March by 6.78%, as losses from agricultural products, energy and metals offset profits from equity indices, foreign currencies and interest rate instruments.  Financial markets reacted to two announcements by the Federal Reserve that ultimately impacted several market sectors.  The Fed cut the federal funds target interest rate by .75% and it also announced it would provide guarantees to JP Morgan Chase for the acquisition of Bear Stearns.  Following the announcements, the U.S. dollar which had been trending lower over the past several months, suddenly strengthened.  The stronger dollar triggered a rapid sell-off in physical commodities including agricultural, metals and energy, with agricultural commodities generating the largest losses.

April

The Fund finished lower this month by 1.67%, as profits from energy were offset by losses from the other five major market sectors. Japanese government bonds fell on reports that inflation in Japan had reached its highest level in a decade.  By the end of the month, most domestic and international interest rates had edged higher even after the FOMC announced a .25% rate cut. Overall, the decline in bond prices went against the Fund’s long positions.  Agricultural commodity prices continued to decline resulting in losses for the Fund’s long positions in that sector.  Wheat prices fell more than 6%, reaching five-month lows on news that the government of Ukraine had eased export restrictions.  Corn and soybean prices also moved lower. Long positions in the energy sector posted gains as crude oil prices approached $120 per barrel.  Concerns over Saudi supplies, Nigerian production disruptions and further evidence of continuing Chinese demand fueled the rise in oil prices.

May

The Fund finished higher this month by 11.43%, with gains in most of the major market sectors.  The energy sector generated significant profits as the Fund’s long positions benefited from sustained upward trends in crude oil, gasoline, heating oil and natural gas.  Analysts’ explanations for the rise in prices were mixed, but steady demand, supply disruptions and a weak U.S. dollar continued to be the most commonly stated factors.  While prices for several energy contracts reached all time highs, other market sectors were relatively quiet this month.  Agricultural commodities, metals and stock indices all finished with modest profits for the month, with each sector experiencing a mix of offsetting returns.  Short-term interest rate instruments were profitable as the Fund’s short positions benefited from a rise in short-term international interest rates.

June

The Fund’s systematic trading strategies generated profits of 13.31%, in June from trends in all of the major market sectors.  Crude oil, heating oil, gasoline and natural gas soared to new highs, producing significant profits from the Fund’s long energy sector positions.  Higher energy prices, weakness in the U.S. dollar and concerns over inflation drove stock markets into bear market territory.  The falling equity prices produced profits from the Fund’s short equity index positions. Agricultural prices rose this month as severe flooding in the U.S. threatened summer crop supplies.  The rising prices benefited the Fund’s long positions in soybeans, corn and wheat.  The Fund also profited from long positions in metals including copper, gold and zinc.

July

The Fund finished lower in July by 18.73%, as several key markets experienced sharp reversals that moved against previously established long-term market trends.  The most significant price reversals were experienced in the energy and agricultural commodity sectors.  After reaching multi-month highs in June, prices in crude oil, heating oil, gasoline and natural gas fell sharply in July on signs of weaker demand and a rising U.S. dollar.  Natural gas, which reached a 30-month high at the end of June, fell more than 32% during July, creating losses for the Fund’s long positions.  The stronger dollar also caused agricultural commodities to reverse from strong upward trends.  Corn and soybeans fell more than 15% during the month creating losses for the Fund’s long systematic positions.  Interest rate instruments were directionless over the last several weeks.  The Fund’s positions in that sector experienced losses due to a lack of trends resulting in “whipsawing” of the Fund’s positions.  The Fund’s traders reduced their risk in each of the affected sectors by either reducing or getting out of positions.

August

The Fund finished lower in August by 7.12%, as profits from the energy sector were not enough to offset losses in foreign currencies, agricultural commodities, metals and equity indices.  The U.S. dollar continued to strengthen against many foreign currencies including the euro which fell sharply to its lowest level against the U.S. dollar in the last six months.  Falling foreign currency prices went against the Fund’s long positions.  Agricultural commodities and precious metals experienced multiple price changes during the month causing losing trades for the Fund.

September

The Fund finished up 9.23% in the month of September, as gains from the Fund’s positions in stock indices, metals, agricultural commodities and interest rate instruments offset losses incurred in foreign currencies and energy.  Increasing uncertainty in the global financial markets created significant volatility in both the credit and equity markets.  Lehman Brothers Holdings, Inc. filed for bankruptcy protection, Merrill Lynch was acquired by Bank of America and Fannie Mae, Freddie Mac, and AIG required government support to remain viable.  Later in the month, the Dow Industrials suffered its worst single day point drop ever, sparked by U.S lawmakers’ rejection of a proposed $700 billion market bailout.  Over the course of the month, global equity prices declined which benefited the Fund’s short equity indices positions.  Investors sought the relative safety of government backed interest rate instruments, causing prices to rise which generated profits for the Fund’s long positions in interest rate instruments.  Agricultural commodity and metals prices fell, benefiting the Fund’s short positions.

October

The Fund finished up 21.92% in the month of October, with gains in all six major market sectors. As monetary authorities sought to restore liquidity in the domestic and international credit markets, the fear of prolonged economic weakness led to steep declines in global equity prices. The downward trend in global equity prices benefited the Fund’s short positions in equity indices. Demand for physical commodities declined as speculators grew increasingly concerned about a global recession. The fall in demand led to lower prices in metals, energy and agricultural commodities, all of which created profits for the Fund’s short positions in those respective sectors. Strong performance was also seen in interest rate instruments as major global central banks joined in a coordinated effort to cut interest rates in order to restore investor confidence. Rising interest rate instrument prices led to profits in the Fund’s long positions. In currencies, long positions in the U.S. dollar were mostly positive against other major foreign currencies.

November

The Fund finished up 2.67% in the month of November, with gains in five out of the six major market sectors traded. Interest rate instrument prices continued to trend higher as international bond prices rallied on fears of a prolonged global economic recession. In addition, investors shifted assets toward the relative safe haven of medium to long term government securities, while European and Asian central banks cut short term rates. The rising interest rate instrument prices generated profits for the Fund’s long positions in that sector. Short positions in stock indices were profitable as equity indices continued to decline during the month. Commodity prices, especially energy prices declined creating additional profits for the Fund’s short energy positions. In currencies, the U.S. dollar strengthened, particularly against the British pound and the Euro leading to profits in the Fund’s contracts.

December

The Fund finished up 4.35% in the month of December, as global trends continued, resulting in gains in five out of the six major market sectors. Interest rate instruments were the most profitable sector. The Fund’s long interest rate instrument positions benefited as weaker than expected employment data in the U.S. and further rate cuts by the U.S. Federal Reserve and other central banks around the world fueled a continuing decline in long and short term interest rates. In the energy sector, crude oil prices fell 18% in December and approximately 70% since mid July. Falling oil, gasoline and natural gas prices created profits for the Fund’s short positions. The Fund also profited from falling metals prices, especially aluminum, copper and silver. In foreign currencies, a stronger euro relative to the U.S. dollar and British pound also created profits for the Fund.

Significant Accounting Estimates

Management believes that the application of the following accounting policy, which is significant to the Fund’s financial position and results of operations, requires judgments and estimates on the part of management.  A summary of all of the Fund’s significant accounting policies, including the accounting policy discussed below, are included in Note 1 to the Financial Statements.

Fair Value of Financial Instruments

The Fund’s investments in money market funds and investments in U.S. Government securities are valued based on published closing prices for identical instruments.  Similarly, the fair value of exchange-traded futures contracts are based on exchange settlement prices.

In the absence of an active market closing price, estimates are involved in determining fair value.  The Fund’s cash management securities broker and futures broker utilize third-party pricing services to value investments that do not trade on active markets.  These third-party pricing services utilize a market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At December 31, 2009, the Fund’s investments in notes of U.S. Government-sponsored enterprises were actively traded, however, the pricing services were only able to obtain bid and ask quotes for similar, but not identical, assets.  Had the pricing services been able to value the assets based on quoted prices for identical assets, the fair value may have been different, although in management’s judgment, such difference would not have been material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2009 (“Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective in providing reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the 1934 Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust.  The principals, directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Carl A. Serger, John H. Grady and Neil D. Menard.  Their respective biographies are set forth below.

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer, and Chairman of the Board of Directors.  Mr. Steben, along with Michael D. Bulley, is responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Steben, born in January 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses.  Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989 and has been registered with FINRA as a general securities principal since September 18, 1986.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®.  Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Mr. Bulley joined Steben & Company, Inc. in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of Steben & Company, Inc. since February 11, 2003 and December 23, 2002, respectively.

Carl A. Serger is Chief Financial Officer and a Director.  Mr. Serger joined Steben & Company, Inc. in December of 2009 and has been listed as a CFTC Principal of Steben & Company, Inc. since February 2, 2010.  Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration, and has a Technology Management Certification from the California Institute of Technology.  Mr. Serger has over 20 years of accounting experience, including 10 years of audit experience. Prior to joining Steben & Company, Inc., Mr. Serger was the CFO, Senior VP and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies from December 1999 until its acquisition by Ebix, Inc. in October 2006. Mr. Serger remained with Ebix, a software company serving the insurance industry, as Senior VP and CFO until July 2007.  From July 2007 to November 2007, he acted as an independent consultant.  From November 2007 until November 2009, Mr. Serger was the Senior VP, CFO and COO for Peracon, Inc., a leading electronic transactions platform for institutional commercial real estate transactions.  Mr. Serger holds a Series 28 FINRA and NFA licenses.

John H. Grady is General Counsel and Chief Operating Officer, and a Director.  Mr. Grady joined Steben & Company, Inc. in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of Steben & Company, Inc. since February 2010.  Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982.  Prior to joining Steben & Company, Inc., Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009.  Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008.  From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004.  During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship.  After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA and NFA licenses.

Neil D. Menard is Director of Sales and Marketing.  Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining Steben & Company, Inc. in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of Steben & Company, Inc. since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) has been a CFTC listed Principal of the General Partner since March 10, 2008.  The Trust is the sole shareholder of the General Partner.  Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee.  A biography of Mr. Steben is set forth above.

Since May 11, 1989, Steben & Company, Inc. has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, whose units of limited partner interests are not registered for sale with the SEC. Since March 27, 2007, Steben & Company, Inc. has acted as a general partner of a Delaware limited partnership, Aspect Global Diversified Fund LP, whose units of limited partner interests are registered with the SEC pursuant to a public offering that was effective August 12, 2008. Because Steben & Company, Inc. serves as the sole general partner of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 (a) on a timely basis during the year ended December 31, 2009.  During the year ended December 31, 2009, all reporting persons compiled with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-9808.

Item 11.	Executive Compensation

The Fund does not itself have any officers, directors or employees.  As compensation for its services in managing the Fund, the General Partner charges a monthly General Partner management fee equal to 1/12th of 1.10% of the Fund’s month-end net assets, payable in arrears.  The General Partner charges monthly selling agent fees equal to 1/12th of 3% of the outstanding month-end net asset value, payable in arrears.  The General Partner pays the selling agent fees to the respective selling agents.  If the selling agent fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the fees are retained by the General Partner.

In addition, the General Partner receives an allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to contributions and redemptions.

The managing officers of the General Partner are remunerated by the General Partner in their respective positions.  The directors and managing officers of the General Partner receive no other compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2010, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

As of February 28, 2010, the General Partner did not own any Units of the Fund.  As of February 28, 2010, the directors and executive officers of the General Partner beneficially owned Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Kenneth E. Steben	21.5210	$53,481.29	0.07%
Michael D. Bulley	14.9571	$37,169.47	0.05%
Directors and executive officers of the General Partner as a group	36.4781	$90,650.76	0.12%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road, Suite 200, Rockville, Maryland  20850.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures broker and the cash management securities broker.  See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those periods.

Fee Category	2009	2008
Audit fees(1)	$92,800	$52,500
Audit-related fees	--	--
Tax fees(2)	16,420	10,000
All other fees	--	--
Total fees	$109,220	$62,500

(1)
Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2009 and 2008 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2009 and 2008 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Sage Fund Limited Partnership
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2009 and 2008
Condensed Schedule of Investments as of December 31, 2009
Condensed Schedule of Investments as of December 31, 2008
Statements of Operations for the Years Ended December 31, 2009 and 2008
Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2009 and 2008
Notes to Financial Statements

Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document
1.1*	Form of Selling Agreement.
3.1*	Certificate of Limited Partnership of Sage Fund Limited Partnership.
3.2*	Second Amended and Restated Limited Partnership Agreement of Sage Fund Limited Partnership.
10.1*	Form of Subscription Agreement.
10.2**	Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 8, 2007.

10.3*	Amendment to Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 27, 2007.
10.4*	Futures Account Agreement dated January 21, 2001 by and among the Fund, the General Partner and Carr Futures Inc. (subsequently, Newedge USA, LLC).
10.5*	Corporate Cash Account Management Agreement dated September 25, 2007 by and among the Fund, the General Partner and UBS Financial Services, Inc.
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer

*Filed with the Registrant’s Form 10 filed on April 27, 2009, and incorporated herein by reference.
**Filed with the Registrant’s Amendment No. 2 Form 10 filed on July 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 26, 2010
/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 26, 2010
/s/ Michael Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director of the General Partner	March 26, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 26, 2010	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and
Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of
Sage Fund Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Sage Fund Limited Partnership (the Fund) as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Fund Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
March 26, 2010

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$15,489,732	$11,443,872
U.S. Government securities, at fair value	--	4,498,180
Net unrealized gain on open futures contracts	4,046,127	9,125,848
Interest receivable	1,408	4,502
Deposits with broker	19,537,267	25,072,402
Cash and cash equivalents	46,842,998	16,302,018
Commercial paper, at fair value	--	19,576,904
Government-sponsored enterprise notes, at fair value	8,075,134	9,138,786
Corporate notes, at fair value	--	4,013,516
General Partner 1 percent allocation receivable	81,664	--
Total assets	$74,537,063	$74,103,626

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Administrative expenses payable - General Partner	$138,147	$125,530
Commissions and other trading fees payable on open contracts	7,515	10,133
General Partner management fee payable	67,413	65,047
General Partner 1 percent allocation payable	--	210,560
Advisor management fee payable	123,416	47,910
Advisor incentive fee payable	--	2,303,426
Selling agent fees payable	183,853	177,400
Redemptions payable	199,956	2,852,196
Subscriptions received in advance	767,147	1,513,541
Total liabilities	1,487,447	7,305,743

PARTNERS' CAPITAL (NET ASSET VALUE)
Class A Interests - 28,805.7820 units and 23,461.0047 units outstanding at December 31, 2009 and 2008, respectively	73,049,616	66,797,883

Total liabilities and partners' capital (net asset value)	$74,537,063	$74,103,626

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
 December 31, 2009

			Fair Value	% of Partners’ Capital (Net Asset Value)
GOVERNMENT-SPONSORED ENTERPRISE NOTES
	Maturity
Face Value	Date	Description
$8,000,000	03/30/10	Fed Home Ln Bank Discount Nt (not callable), 1.100%	$8,075,134	11.05%
		Total Government-sponsored enterprise notes (cost - $8,039,111)	$8,075,134	11.05%

LONG U.S. FUTURES CONTRACTS
		Description
		Agricultural	$574,489	0.79%
		Currency	3,305	0.00%**
		Energy	(126,660)	(0.17%)
		Interest rate	517,369	0.71%
		Metal
		LME Copper U.S. (61 contracts, January 2010 – March 2010)	1,045,669	1.43%
		LME ALUM U.S. (210 contracts, January 2010 – April 2010)	871,181	1.19%
		Other *	828,527	1.13%
		Stock index	179,911	0.25%
		Net unrealized gain on open long U.S. futures contracts	3,893,791	5.33%

SHORT U.S. FUTURES CONTRACTS
		Description
		Agricultural	$4,528	0.01%
		Currency	531	0.00%**
		Energy	(236,723)	(0.32%)
		Interest rate	54,234	0.07%
		Metal
		LME Copper U.S. (41 contracts, January 2010 – February 2010)	(413,731)	(0.57%)
		LME ALUM U.S. (115 contracts, January 2010 – February 2010)	(706,075)	(0.97%)
		Other	(435,521)	(0.60%)
		Net unrealized loss on open short U.S. futures contracts	(1,732,757)	(2.38%)

		Net unrealized gain on open U.S. futures contracts	2,161,034	2.95%

*No individual futures contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

**Represents less than 0.01% of partners’ capital (net asset value).

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2009

	Fair Value	% of Partners’ Capital (Net Asset Value)
LONG FOREIGN FUTURES CONTRACTS
Description
Agricultural	$245,014	0.34%
Currency	(59,087)	(0.08%)
Energy	8,638	0.01%
Interest rate
LIF 3M EURIBOR (193 contracts, March 2010 – December 2011)	744,291	1.02%
Other	227,206	0.31%
Metal	207,659	0.28%
Stock index	402,633	0.55%
Net unrealized gain on open long foreign futures contracts	1,776,354	2.43%

SHORT FOREIGN FUTURES CONTRACTS
Description
Agricultural	$(3,721)	(0.01%)
Currency	147,081	0.20%
Energy	(54,715)	(0.07%)
Interest rate	20,094	0.03%
Net unrealized gain on open short foreign futures contracts	108,739	0.15%

Net unrealized gain on open foreign futures contracts	1,885,093	2.58%

Net unrealized gain on open futures contracts	$4,046,127	5.53%

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

			Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. GOVERNMENT SECURITIES
	Maturity
Face Value	Date	Description
$4,500,000	01/08/09	U.S. Treasury Bill, 1.82% ***	$4,498,180	6.73%
		Total U.S. Government securities* (cost - $4,459,960)	$4,498,180	6.73%

GOVERNMENT-SPONSORED ENTERPRISE NOTES
	Maturity
Face Value	Date	Description
$4,827,000	01/02/09	Fed Home Ln Bank Discount Nt, 2.42%	$4,826,675	7.23%
4,329,000	02/23/09	Fannie Discount Note, 2.65%	4,312,111	6.46%
		Total Government-sponsored enterprise notes (cost - $9,036,740)	$9,138,786	13.69%

COMMERCIAL PAPER
	Maturity
Face Value	Date	Description
$4,113,000	03/04/09	Citigroup Funding Inc, 3.08%	$4,091,183	6.12%
4,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	3,981,155	5.96%
4,000,000	05/04/09	General Elec Cap Corp, 2.48%	3,966,107	5.94%
3,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	3,772,995	5.65%
3,800,000	05/04/09	Societe Generale N Amer, 2.66%	3,765,464	5.64%
		Total commercial paper securities (cost - $19,474,253)	$19,576,904	29.31%

CORPORATE NOTES
	Maturity
Face Value	Date	Description
$4,000,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$4,013,516	6.01%
		Total corporate notes (cost - $3,979,806)	$4,013,516	6.01%

LONG U.S. FUTURES CONTRACTS
		Description
		Agricultural	$61,815	0.09%
		Currency	18,953	0.03%
		Interest rate
		Eurodollar (372 contracts, March 2009 – June 2010)	998,300	1.50%
		Other	415,789	0.62%
		Metal
		LME aluminum (34 contracts, January 2009 – February 2009)	(436,075)	(0.65%)
		Other	(325,284)	(0.49%)
		Stock index	26,400	0.04%
		Net unrealized gain on open long U.S. futures contracts	759,898	1.14%

***Pledged as collateral for the trading of futures contracts.

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008

	Fair Value	% of Partners’ Capital (Net Asset Value)
SHORT U.S. FUTURES CONTRACTS
Description
Agricultural *	$815,480	1.22%
Currency	7,981	0.01%
Energy	219,865	0.33%
Metal
LME aluminum (73 contracts, January 2009 – April 2009)	836,531	1.25%
Other *	1,336,654	2.00%
Stock index	(1,440)	0.00%**
Net unrealized gain on open short U.S. futures contracts	3,215,071	4.81%

Net unrealized gain on open U.S. futures contracts	3,974,969	5.95%

LONG FOREIGN FUTURES CONTRACTS
Description
Agricultural	$173,542	0.26%
Currency	214,787	0.32%
Interest rate
LIFE 3M sterling (212 contracts, March 2009 – June 2010)	766,971	1.15%
Other *	1,836,502	2.75%
Stock index	89,394	0.13%
Net unrealized gain on open long foreign futures contracts	3,081,196	4.61%

SHORT FOREIGN FUTURES CONTRACTS
Description
Agricultural *	$729,135	1.09%
Currency	382,938	0.57%
Energy	373,418	0.56%
Metal	584,192	0.88%
Net unrealized gain on open short foreign futures contracts	2,069,683	3.10%

Net unrealized gain on open foreign futures contracts	5,150,879	7.71%

Net unrealized gain on open futures contracts	$9,125,848	13.66%

*No individual futures contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

**Represents less than 0.01% of partners’ capital (net asset value).

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
TRADING GAIN (LOSS)
Net realized gain	$791,915	$25,064,453
Net change in unrealized gain (loss)	(5,079,721)	4,754,958
Brokerage commissions	(130,748)	(190,735)
Net gain (loss) from trading	(4,418,554)	29,628,676

NET INVESTMENT LOSS
Income
Interest income	396,920	1,299,576
Expenses
General Partner management fee	783,251	570,020
General Partner 1 percent allocation	(81,664)	210,560
Advisor management fee	690,631	491,133
Advisor incentive fee	--	6,871,902
Selling agent fees	2,136,140	1,554,599
Administrative expenses – General Partner	905,437	699,332
Total expenses	4,433,795	10,397,546
Administrative expenses waived	(370,715)	(314,697)
Net total expenses	4,063,080	10,082,849
Net investment loss	(3,666,160)	(8,783,273)

NET INCOME (LOSS)	$(8,084,714)	$20,845,403

	Class A Units
	2009	2008
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(311.25)	$887.23

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$(305.60)	$988.88

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	26,454.9654	21,079.8705

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income (loss)	$(8,084,714)	$20,845,403
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	5,079,721	(4,754,958)
Changes in
U.S. Government securities	4,498,180	(4,498,180)
Interest receivable	3,094	24,153
Commercial paper	19,576,904	620,556
Government-sponsored enterprise notes	1,063,652	(9,138,786)
Corporate notes	4,013,516	(4,013,516)
General Partner 1 percent allocation receivable/payable	(292,224)	221,277
Administrative expenses payable – General Partner	12,617	67,380
Commissions and other trading fees payable on open contracts	(2,618)	(1,603)
General Partner management fee payable	2,366	33,797
Advisor management fee payable	75,506	20,146
Advisor incentive fee payable	(2,303,426)	2,303,426
Selling agent fees payable	6,453	92,171
Net cash provided by operating activities	23,649,027	1,821,266

Cash flows from financing activities
Contributions	19,712,370	21,038,512
Subscriptions received in advance	767,147	1,513,541
Redemptions	(9,541,704)	(8,518,541)
Net cash provided by financing activities	10,937,813	14,033,512

Net increase in cash and cash equivalents	34,586,840	15,854,778

Cash and cash equivalents
Beginning of year	27,745,890	11,891,112
End of year	$62,332,730	$27,745,890
End of year cash and cash equivalents consists of
Cash in broker trading accounts	$15,489,732	$11,443,872
Cash and cash equivalents	46,842,998	16,302,018
Total end of year cash and cash equivalents	$62,332,730	$27,745,890

Supplemental disclosure of cash flow information
Prior year redemptions paid	$2,852,196	$465,364
Prior year subscriptions received in advance	$1,513,541	$2,355,689

Supplemental schedule of non-cash financing activities
Redemptions payable	$199,956	$2,852,196

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
Years Ended December 31, 2009 and 2008

	Class A Interests
	Units	Amount

Balance at December 31, 2007	17,073.6810	$33,463,652
Net income		20,845,403
Contributions	10,732.0222	23,394,201
Redemptions	(4,344.6985)	(10,905,373)
Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss		(8,084,714)
Contributions	7,910.6855	21,225,911
Redemptions	(2,565.9082)	(6,889,464)
Balance at December 31, 2009	28,805.7820	$73,049,616

Net Asset Value Per Unit

December 31, 2009	December 31, 2008	December 31, 2007

Class A	Class A	Class A

$2,535.94	$2,847.19	$1,959.96

The accompanying notes are an integral part of these financial statements.

SAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced operations on August 2, 1995.  The Fund issues Class A units of limited partner interests (“Units”), which represent Units of fractional undivided beneficial interest in and ownership of the Fund.  The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

The Fund invests the proceeds from its offerings of Units in the speculative trading of futures contracts and other financial instruments traded in the  United States (“U.S.”) and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S.  Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers).

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Altis Partners (Jersey) Ltd. (“Trading Advisor”) is the sole Trading Advisor for the Fund.  The Trading Advisor utilizes the Altis Global Futures Portfolio (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) energies, metals, agricultural commodities, currencies, equity indices, and interest rate instruments.

Significant Accounting Policies

Accounting Policies

The Fund follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operation and cash flows. Any references to U.S. Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC. The Codification is effective for periods ending on or after September 15, 2009.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Futures are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Government securities, Government-sponsored enterprise notes and other cash and cash equivalent balances is recorded on the accrual basis.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business. As of December 31, 2009, significant cash and cash equivalents balances held at Newedge USA, LLC (“NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America were $15,489,732, $45,790,925 and $1,052,073, respectively.  As of December 31, 2008, significant cash and cash equivalents balances held at NUSA, UBS and Bank of America were $11,443,872, $13,630,246 and $2,671,772, respectively.  The significant cash equivalents balances held at Bank of America and UBS consist of money market funds.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Fair Value of Financial Instruments

See Note 2 for the accounting policy for fair value of financial instruments.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and closed.

Ongoing Offering Costs

Ongoing offering costs in connection with the continuous offering of are charged to expense as incurred.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.   Management has determined there are no material uncertain income tax positions through December 31, 2009.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

Foreign Currency Transactions

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

Reclassification

Certain reclassifications have been made in the 2008 financial statements and notes to conform to the 2009 presentation, without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

Note 2.	Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1.	Unadjusted quoted prices in active markets for identical instruments.

Level 2.	Quoted prices in active markets for similar instruments, or quoted prices for identical or similar instruments in markets that are not active.

Level 3.	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprise notes and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded on the accrual basis in the statements of operations.

U.S. Government securities are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, Government-sponsored enterprise notes and corporate notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprise notes and corporate notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.

The Fund’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

	December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$4,046,127	$-	$4,046,127
Cash and cash equivalents:
Money market funds	45,790,925	-	45,790,925
Government-sponsored enterprise notes	-	$8,075,134	8,075,134
Total	$49,837,052	$8,075,134	$57,912,186

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts:
U.S. Government securities	$4,498,180	$-	$4,498,180
Net unrealized gain on open futures contracts	9,125,848	-	9,125,848
Cash and cash equivalents:
Money market funds	9,672,390	-	9,672,390
Commercial paper	-	19,576,904	19,576,904
Government-sponsored enterprise notes	-	9,138,786	9,138,786
Corporate notes	-	4,013,516	4,013,516
Total	$23,296,418	$32,729,206	$56,025,624

There were no Level 3 holdings as of December 31, 2009 and 2008, respectively, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by the FASB regarding derivatives and hedging.  As required, the Fund presents qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of the gains and losses on agreements.

The Fund’s derivative contracts are comprised of futures contracts. These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and changes in unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

As of December 31, 2009 and for the year then ended, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain on open futures contracts
Types of exposure
Agricultural	$1,039,795	$(219,485)	$820,310	656
Currency	462,740	(370,910)	91,830	349
Energy	21,087	(430,547)	(409,460)	210
Interest rate	1,915,783	(352,589)	1,563,194	1,121
Metal	3,170,299	(1,772,590)	1,397,709	830
Stock index	582,780	(236)	582,544	240
Net unrealized gain on open futures contracts	$7,192,484	$(3,146,357)	$4,046,127	3,406

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(791,183)	5,269	$(959,662)
Currency	665,348	2,464	(532,829)
Energy	(2,888,587)	3,265	(1,002,743)
Interest rate	1,909,327	5,486	(2,454,368)
Metal	2,907,063	2,399	(598,309)
Stock index	(1,033,500)	2,812	468,190
Net realized gain	$768,468	21,695
Net change in unrealized gain (loss)			$(5,079,721)

Note 4.	General Partner

During the years ended December 31, 2009 and 2008, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 21.5210 Units valued at $54,576 and $61,274, respectively.

During the years ended December 31, 2009 and 2008, the General Partner earned the following compensation:

▪	A monthly General Partner management fee equal to 1/12th of 1.10% of the net asset value as of the last day of each month, payable in arrears.

▪
A monthly selling agent fees equal to 1/12th of 3.00% of the net asset value as of the last day of each month, payable in arrears.  The General Partner, in turn, pays selling agent fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Pursuant to the terms of the Partnership Agreement, the General Partner receives/pays 1 percent of any increase/decrease in the Fund’s net assets.  Such amount is reflected as the General Partner 1 percent allocation receivable or payable in the statements of financial condition and General Partner 1 percent allocation in the statements of operations.

Note 5.	Commodity Trading Advisor

The Fund has an Advisory Agreement with the Trading Advisor, pursuant to which the Fund incurs a monthly management fee,  payable monthly to the Trading Advisor in arrears, equal to 1/12th of 1% of allocated net assets (as defined in the Advisory Agreement) and a quarterly incentive fee, payable quarterly in arrears, equal to 25% of new trading profits (as defined in the Advisory Agreement).

Note 6.	Deposits with Brokers

The Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Government securities and cash with such broker.  The Fund earns interest income on its assets deposited with the broker.  As of December 31, 2009 and 2008, the Fund had margin requirements of $6,228,904 and $7,608,720, respectively.

Note 7.	Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses, such as accounting, audit, legal, administrative, marketing and offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable in arrears.  Administrative expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value are the responsibility of the General Partner.  For the years ended December 31, 2009 and 2008, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $192,588 and $189,921, respectively, with such amounts included in administrative expenses waived in the statements of operations.

Additionally, during the years ended December 31, 2009 and 2008, the General Partner voluntarily waived $178,127 and $124,776, respectively, of administrative expenses of the Fund, with such amounts also included in administrative expenses waived in the statements of operations.  As of December 31, 2009 and 2008, $138,147 and $125,530, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

Note 8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2009 and 2008, the Fund received advance subscriptions of $767,147 and $1,513,541, respectively, which were recognized as contributions to the Fund or returned, if applicable, subsequent to the year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Units owned at the end of any month, subject to five business days prior written notice to the General Partner and restrictions in the Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction (see SA-4, “Investment by Employee Benefit Plans”) under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended or (b) beneficial to the Fund or (c) necessary to comply state, federal, or other self-regulatory organization regulations.

Note 9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures in the U.S. and internationally. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro-rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes NUSA as its futures broker.

The Fund utilizes UBS as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprise notes (interest bearing) with durations of less than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS.

For futures contracts, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The net unrealized gain on open futures contracts is comprised of the following:

	Futures Contracts (exchange traded)
	December 31, 2009	December 31, 2008
Gross unrealized gains	$7,192,484	$10,893,343
Gross unrealized losses	(3,146,357)	(1,767,495)
Net unrealized gain on open futures contracts	$4,046,127	$9,125,848

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in specific circumstances, distributions and redemptions received.

Note 10.	Indemnifications

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

Note 11.	Financial Highlights

The following information presents per Unit operating performance data and other ratios for the years ended December 31, 2009 and 2008.

	2009	2008
Per Unit Performance (for a Unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,847.19	$1,959.96

Income (loss) from operations:
Gain (loss) from trading(1)	(172.67)	1,303.90
Net investment loss(1)	(138.58)	(416.67)
Total income (loss) from operations	(311.25)	887.23
Net asset value per unit at end of year	$2,535.94	$2,847.19

Total return	(10.93%)	45.27%

Supplemental data
Ratios to average net asset value
Expenses prior to advisor incentive fee and General Partner 1 percent allocation (2) (3)	5.91%	6.14%
General Partner 1 percent allocation	(0.12%)	0.43%
Advisor incentive fee	0.00%	14.06%

Total expenses	5.79%	20.63%

Net investment loss (2) (3)	(5.23%)	(17.97%)

Total returns are calculated based on the change in value of a Unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Units outstanding during the period.  Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2) All of the ratios under the supplemental data for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For 2009 and 2008, the ratios are net of the 0.53% and 0.64% effect of the total waivers of administrative expenses, respectively.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the year.