Form 10-Q
period 2010-03-31
SAGE FUND LP
filed 2010-05-14
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number:  000-53639

SAGE FUND LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1937296

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200, Rockville, Maryland 20850
(240) 631-9808

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
Yes ☐     No ☒

Part I:  Financial Information

Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$16,988,951	$15,489,732
Net unrealized gain on open futures contracts	4,766,758	4,046,127
Interest receivable	4,288	1,408
Deposits with broker	21,759,997	19,537,267
Cash and cash equivalents	54,549,402	46,842,998
Government sponsored enterprise notes, at fair value	—	8,075,134
General Partner 1% allocation receivable	—	81,664
Total assets	$76,309,399	$74,537,063

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Administrative expenses payable - General Partner	$138,020	$138,147
Commissions and other trading fees payable on open contracts	8,786	7,515
General Partner management fee payable	69,606	67,413
General Partner 1% allocation payable	13,489	—
Trading Advisor management fee payable	123,752	123,416
Selling Agent fees payable - General Partner	189,836	183,853
Redemptions payable	1,109,247	199,956
Subscriptions received in advance	183,019	767,147
Total liabilities	1,835,755	1,487,447
Partners’ Capital (Net Asset Value)
Class A Interests – 28,853.1045 units and 28,805.7820 units outstanding at March 31, 2010 and December 31, 2009, respectively	74,473,644	73,049,616
Total liabilities and partners’ capital (net asset value)	$76,309,399	$74,537,063

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Long U.S. Futures Contracts
Agricultural	$151,513	0.20%
Currency	(22,682)	(0.03)%
Energy	404,251	0.54%
Interest rate
EURO Dollars (340 contracts, Jun 2010 – Mar 2012)	874,837	1.17%
Other	(100,664)	(0.14)%
Metal
LME Nickel U.S. (45 contracts, Apr 2010 – Jul 2010)	1,245,323	1.67%
LME Aluminum U.S. (229 contracts, Apr 2010 – Jul 2010)	356,737	0.48%
Other	552,804	0.74%
Stock index	140,631	0.19%
Net unrealized gain on open long U.S. futures contracts	3,602,750	4.82%

Short U.S. Futures Contracts
Agricultural	534,371	0.72%
Currency	16,063	0.02%
Energy
Natural Gas (99 contracts, May 2010 – Jan 2011)	1,057,699	1.42%
Other	117,043	0.16%
Metal
LME Aluminum U.S. (173 contracts, Apr 2010 – Jun 2010)	(1,000,733)	(1.34)%
LME Nickel U.S. (18 contracts, Apr 2010)	(570,684)	(0.77)%
Other	(674,694)	(0.91)%
Net unrealized loss on open short U.S. futures contracts	(520,935)	(0.70)%

Long Foreign Futures Contracts
Agricultural	71,838	0.10%
Currency	260,694	0.35%
Energy	78,512	0.11%
Interest rate
LIF 3M EURIBOR (188 contracts, Jun 2010 – Mar 2012)	777,130	1.04%
Other	444,615	0.60%
Metal	154,514	0.21%
Stock index	272,553	0.37%
Net unrealized gain on open long foreign futures contracts	2,059,856	2.78%

Short Foreign Futures Contracts
Agricultural	20,190	0.03%
Currency	(390,814)	(0.52)%
Interest rate	(4,289)	(0.01)%
Net unrealized loss on open short foreign futures contracts	(374,913)	(0.50)%

Net unrealized gain on open futures contracts	$4,766,758	6.40%

No individual futures contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

 Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2009
(Audited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$8,000,000	3/30/10	Federal Home Loan Bank discount note (not callable), 1.10%	$8,075,134	11.05%
		Total government sponsored enterprise notes (cost: $8,039,111)	$8,075,134	11.05%

Long U.S. Futures Contracts
		Agricultural	$574,489	0.79%
		Currency	3,305	0.00%
		Energy	(126,660)	(0.17)%
		Interest rate	517,369	0.71%
		Metal
		LME Copper U.S. (61 contracts, Jan 2010 – Mar 2010)	1,045,669	1.43%
		LME Aluminum U.S. (210 contracts, Jan 2010 – Apr 2010)	871,181	1.19%
		Other (1)	828,527	1.13%
		Stock index	179,911	0.25%
		Net unrealized gain on open long U.S. futures contracts	3,893,791	5.33%

Short U.S. Futures Contracts
		Agricultural	4,528	0.01%
		Currency	531	0.00%
		Energy	(236,723)	(0.32)%
		Interest rate	54,234	0.07%
		Metal
		LME Copper U.S. (41 contracts, Jan 2010 – Feb 2010)	(413,731)	(0.57)%
		LME Aluminum U.S. (115 contracts, Jan 2010 – Feb 2010)	(706,075)	(0.97)%
		Other	(435,521)	(0.60)%
		Net unrealized loss on open short U.S. futures contracts	(1,732,757)	(2.38)%

Long Foreign Futures Contracts
		Agricultural	245,014	0.34%
		Currency	(59,087)	(0.08)%
		Energy	8,638	0.01%
		Interest rate
		LIF 3M EURIBOR (193 contracts, Mar 2010 – Dec 2011)	744,291	1.02%
		Other	227,206	0.31%
		Metal	207,659	0.28%
		Stock index	402,633	0.55%
		Net unrealized gain on open long foreign futures contracts	1,776,354	2.43%

Short Foreign Futures Contracts
		Agricultural	(3,721)	(0.01)%
		Currency	147,081	0.20%
		Energy	(54,715)	(0.07)%
		Interest rate	20,094	0.03%
		Net unrealized gain on open short foreign futures contracts	108,739	0.15%

		Net unrealized gain on open futures contracts	$4,046,127	5.53%

(1) No individual futures contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

 Sage Fund Limited Partnership
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Trading Gain (Loss)
Net realized gain	$1,707,435	$3,492,782
Net change in unrealized gain (loss)	720,631	(6,273,347)
Brokerage commissions	(31,496)	(38,649)
Net gain (loss) from trading	2,396,570	(2,819,214)

Net Investment Loss
Income
Interest income	27,942	239,970
Expenses
General Partner management fee	202,199	186,009
General Partner 1% allocation	13,489	(35,443)
Trading Advisor management fee	183,795	144,825
Selling Agent fees – General Partner	551,452	507,297
Administrative expenses – General Partner	251,755	223,821
Total expenses	1,202,690	1,026,509
Administrative expenses waived	(113,627)	(96,897)
Net total expenses	1,089,063	929,612
Net investment loss	(1,061,121)	(689,642)

Net Income (Loss)	$1,335,449	$(3,508,856)

	Three Months Ended March 31,
	2010	2009
Increase (decrease) in net asset value per Unit	$45.19	$(142.73)

Net income (loss) per Unit	$46.25	$(146.55)
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	28,876.1688	23,943.2459

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,335,449	$(3,508,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(720,631)	6,273,347
Changes in
U.S. Treasury securities	—	(1,491,620)
Interest receivable	(2,880)	409
Commercial paper	—	8,002,508
Government sponsored enterprise notes	8,075,134	636,803
Corporate notes	—	4,013,516
General Partner 1% allocation receivable/payable	95,153	(246,003)
Administrative expenses payable – General Partner	(127)	731
Commissions and other trading fees payable on open contracts	1,271	585
General Partner management fee payable	2,193	(2,464)
Trading Advisor management fee payable	336	5,042
Trading Advisor incentive fee payable	—	(2,303,426)
Selling Agent fees payable – General Partner	5,983	(6,718)
Net cash provided by operating activities	8,791,881	11,373,854

Cash flows from financing activities
Subscriptions	1,425,477	5,948,449
Subscriptions received in advance	183,019	1,584,948
Redemptions	(1,194,754)	(5,598,039)
Net cash provided by financing activities	413,742	1,935,358

Net increase in cash and cash equivalents	9,205,623	13,309,212
Cash and cash equivalents, beginning of period	62,332,730	27,745,890
Cash and cash equivalents, end of period	$71,538,353	$41,055,102

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$16,988,951	$9,830,614
Cash and cash equivalents	54,549,402	31,224,488
Total end of period cash and cash equivalents	$71,538,353	$41,055,102

Supplemental disclosure of cash flow information
Prior period redemptions paid	$199,956	$2,852,196
Prior period subscriptions received in advance	$767,147	$1,513,541

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,109,247	$459,639

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	Units	Amount
Three Months Ended March 31, 2010
Balance at December 31, 2009	28,805.7820	$73,049,616
Net income		1,335,449
Subscriptions	877.8792	2,192,624
Redemptions	(830.5567)	(2,104,045)
Balance at March 31, 2010	28,853.1045	$74,473,644

Three Months Ended March 31, 2009
Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss		(3,508,856)
Subscriptions	2,672.4652	7,461,990
Redemptions	(1,157.8259)	(3,205,482)
Balance at March 31, 2009	24,975.6440	$67,545,535

Net Asset Value Per Unit
March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008

$2,581.13	$2,535.94	$2,704.46	$2,847.19

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

The Fund uses a commodity trading advisor to engage in the speculative trading of futures contracts and other financial instruments traded in the United States (“U.S.”) and internationally.

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

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Altis Partners (Jersey) Ltd. (“Trading Advisor”) is the sole trading advisor for the Fund.  The Trading Advisor utilizes the Altis Global Futures Portfolio (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) equity indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

Significant Accounting Policies

Financial Accounting Standards Board Accounting Standards Codification

The Fund follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operation and cash flows in conformity with accounting principles generally accepted in the U.S.  The accounting standards are embodied in the FASB Accounting Standards Codification, which became effective for periods ending on or after September 15, 2009.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Futures contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Treasury securities, government sponsored enterprise notes and other cash and cash equivalent balances is recorded on the accrual basis.

Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following categories:

Level 1 –
Fair value is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical instruments.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives and money market funds.

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts and government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

U.S. Treasury securities are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, government sponsored enterprise notes and corporate notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  As such, U.S. Treasury securities are classified within Level 1 and commercial paper, government sponsored enterprise notes and corporate notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.

Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by FASB regarding derivatives and hedging.  The Fund’s derivative contracts are comprised of futures contracts.  These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain (loss) associated with these derivatives is recorded in the statements of operations.  The Fund has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business. At March 31, 2010, cash and cash equivalents balances held at Newedge USA, LLC (“NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America were $16,988,951, $8,657 and $54,540,745, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Management has determined there are no material uncertain income tax positions through March 31, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain (loss) on such investments.

Reclassification

Certain reclassifications have been made in the 2009 financial statements and notes to conform to the 2010 presentation, without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

2.	Fair Value Disclosures

The Fund’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

At March 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$4,766,758	$—	$4,766,758
Cash and cash equivalents:
Money market funds	8,657	—	8,657
Total	$4,775,415	$—	$4,775,415

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$4,046,127	$—	$4,046,127
Cash and cash equivalents:
Money market funds	45,790,925	—	45,790,925
Government sponsored enterprise notes	—	8,075,134	8,075,134
Total	$49,837,052	$8,075,134	$57,912,186

There were no Level 3 holdings as of March 31, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At March 31, 2010 and for the three months then ended, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain on open futures contracts
Types of exposure
Agricultural	$892,887	$(114,975)	$777,912	653
Currency	802,243	(938,982)	(136,739)	505
Energy	1,665,155	(7,650)	1,657,505	383
Interest rate	2,264,865	(273,236)	1,991,629	1,086
Metal	2,593,356	(2,530,089)	63,267	914
Stock index	463,065	(49,881)	413,184	320
Net unrealized gain on open futures contracts	$8,681,571	$(3,914,813)	$4,766,758	3,861

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$109,522	921	$(42,398)
Currency	1,761,195	654	(228,569)
Energy	(1,396,281)	998	2,066,965
Interest rate	572,878	831	428,435
Metal	725,405	606	(1,334,442)
Stock index	(62,224)	926	(169,360)
Net realized gain	$1,710,495	4,936
Net change in unrealized gain (loss)			$720,631

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain on open futures contracts
Types of exposure
Agricultural	$1,039,795	$(219,485)	$820,310	656
Currency	462,740	(370,910)	91,830	349
Energy	21,087	(430,547)	(409,460)	210
Interest rate	1,915,783	(352,589)	1,563,194	1,121
Metal	3,170,299	(1,772,590)	1,397,709	830
Stock index	582,780	(236)	582,544	240
Net unrealized gain on open futures contracts	$7,192,484	$(3,146,357)	$4,046,127	3,406

For the three months ended March 31, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$239,523	1,594	$(1,533,895)
Currency	(1,206,689)	551	(382,548)
Energy	1,695,631	719	(471,857)
Interest rate	1,912,449	2,056	(1,490,244)
Metal	1,720,519	567	(1,976,315)
Stock index	(842,613)	607	(418,488)
Net realized gain	$3,518,820	6,094
Net change in unrealized gain (loss)			$(6,273,347)

4.	General Partner

At March 31, 2010 and December 31, 2009, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 21.5210 Units.  At March 31, 2010 and December 31, 2009, this investment was valued at $55,548 and $54,576, respectively.

The General Partner earns the following compensation:

■	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.

■
Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3.00% of the Fund’s month-end net asset value, payable in arrears.  The General Partner, in turn, pays selling agent fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Pursuant to the terms of the Partnership Agreement, the General Partner receives/pays one percent of any increase/decrease in the Fund’s net assets.  Such amount is reflected as the General Partner 1% allocation receivable or payable in the statements of financial condition and General Partner 1% allocation in the statements of operations.

5.	Trading Advisor

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

The Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash and U.S. Treasury securities with such broker.  The Fund earns interest income on its assets deposited with the broker.  At March 31, 2010 and December 31, 2009, the Fund had margin requirements of $7,391,381 and $6,228,904, respectively.

7.	Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses, such as accounting, audit, legal, administrative, marketing and offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable in arrears.  Administrative expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value are the responsibility of the General Partner.  For the three months ended March 31, 2010 and 2009, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $67,584 and $54,556, respectively, with such amounts included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended March 31, 2010 and 2009, the General Partner voluntarily waived $46,043 and $42,341, respectively, of administrative expenses of the Fund, with such amounts also included in administrative expenses waived in the statements of operations.  At March 31, 2010 and December 31, 2009, $138,020 and $138,147, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2010 and December 31, 2009, the Fund received advance subscriptions of $183,019 and $767,147, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with applicable government or self-regulatory organization regulations.

9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures in the U.S. and internationally.  The Fund is exposed to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with futures brokers.  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro-rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes NUSA as its futures broker.

For futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.  The Fund trades only with those counterparties that it believes to be creditworthy.  However, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund utilizes UBS as its cash management securities broker for the investment of some excess margin amounts into short-term fixed income instruments including high grade commercial paper, corporate notes, U.S. Treasury securities and government sponsored enterprise notes with durations of less than one year.

The net unrealized gain on open futures contracts (exchange-traded) is comprised of the following:

	March 31, 2010	December 31, 2009
Gross unrealized gains	$8,681,571	$7,192,484
Gross unrealized losses	(3,914,813)	(3,146,357)
Net unrealized gain on open futures contracts	$4,766,758	$4,046,127

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

11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at March 31, 2010, the statements of operations for the three months ended March 31, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other ratios for the three months ended March 31, 2010 and 2009, assuming the Unit was outstanding throughout the entire period.

	2010	2009
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$2,535.94	$2,847.19
Income (loss) from operations
Gain (loss) from trading (1)	81.94	(113.93)
Net investment loss (1)	(36.75)	(28.80)
Total income (loss) from operations	45.19	(142.73)

Net asset value per Unit at end of period	$2,581.13	$2,704.46

Total return (5)	1.78%	(5.01)%

Other Ratios (ratios to average net asset value)
Expenses prior to General Partner 1% allocation (2) (3) (4)	5.92%	5.81%
General Partner 1% allocation (5)	0.02%	(0.05)%
Total expenses	5.94%	5.76%

Net investment loss (2) (3) (4) (6)	(5.76)%	(4.36)%

Total returns are calculated based on the change in value of a Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

(2) All of the ratios under the supplemental data for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended March 31, 2010 and 2009, the ratios are net of the 0.63% and 0.58% effect of the total waivers of administrative expenses, respectively.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes General Partner 1% allocation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Beginning September 1, 2007, the Fund uses Altis Partners (Jersey) Ltd. (“Trading Advisor”), a commodity trading advisor, to engage in the speculative trading of futures contracts and other financial instruments.  Prior to that, the trading advisor was Sunrise Capital Partners, LLC.  The Fund primarily trades futures contracts within six major market sectors:  interest rates, equity indices, energy products, currencies, metals and agricultural commodities.

Liquidity

Most U.S, commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as daily price fluctuation limits or daily limits.  During a single trading day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades.  In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.  Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.

Redemptions may be made by a limited partner as of the last trading day of any month at the net asset value of the redeemed Units (or portion thereof) on that date, on five days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner.  In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

At March 31, 2010, illiquidity has not materially affected the Fund’s assets.  There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for Units for the three months ended March 31, 2010 and 2009 were 1.78% and (5.01)%, respectively.

Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2010

January

The Fund ended the month 2.57% lower as losses from global equity indices, energy, and metals offset profits from interest rate instruments, agricultural commodities and currencies.  The Fund’s most significant losses came from global equity indices.  The sector reversed from an upward trend that began in March of 2009.  The stock market experienced a sharp sell-off after investors reacted to the growing concern of weaker global economic growth and the U.S. administration’s announcement to limit speculative trading by banks.  The reversal in equity prices went against the Fund’s long positions, which generated losses.  China announced it was taking steps to limit bank lending in order to moderate its own growth.  The news pushed commodity prices lower, especially in energy and industrial metals.  The lower prices went against the Fund’s long positions in those sectors.  Interest rate instrument prices were higher this month, which helped recover some of the losses the sector generated in last month’s trading.

February

The Fund posted positive gains in February of 0.58% as profits from interest rate instruments and currencies outweighed losses from agricultural commodities and energies.  The most significant gains came from short-term interest rate instrument prices, which trended higher following news of the Greek debt crisis.  This news also placed downward pressure on foreign currencies, especially the EU euro and British pound.  The rise in interest rate instrument prices benefited the Funds’ long positions in that sector, while falling European currencies generated profits for the Fund’s short foreign currency positions.  In agricultural commodities, declining prices went against the Fund’s long positions, including sugar, corn and soybeans.

March

The Fund finished 3.87% higher this month with profits in five of the six major market sectors.  The Fund’s most significant gains came from the energy and equity indices. In equity indices, many global indices, including the S&P 500, reached their highest level since the third quarter of 2008.  Although equity prices experienced a brief reversal between late January and early February, the Fund’s trading systems maintained long positions and profited from the upward trend that resumed during late February and March.  In the energy sector, natural gas resumed a strong downward trend that benefited the Fund’s short natural gas positions, while crude oil prices climbed which benefited the Fund’s long oil positions.  In the metals sector, the base metals including nickel, copper, aluminum and zinc all profited on rising prices.

2009

January

The Fund finished lower in January by 2.43% as losses in interest rate instruments, foreign currencies, equity indices and metals offset gains in energy and agricultural commodities. In contrast to the trends of the last few months, many of the markets traded by the Fund were directionless.  General optimism after the Obama transition along with government intervention into the world’s financial markets seemed to dampen the steady declines in equity prices experienced in recent quarters.  The energy sector was profitable, driven by gains from crude oil and natural gas, whose prices continued to decline on slowing demand and rising inventory levels. Interest rate instruments edged lower during the month which went against the Fund’s long bond positions.  In foreign currencies, the U.S. dollar strengthened as risk adverse investors continued to seek the perceived safety of the U.S. currency which benefited the Fund’s long U.S. dollar positions.  In other foreign currencies though, the British pound strengthened against the Australian dollar which went against the Fund’s short British pound positions.

February

The Fund finished up 0.08% in the month of February.  February was a profitable month for the Fund as most markets continued to trade within relatively narrow price ranges.  Global equity markets continued to decline amid further weak economic data and a deepening recession.  This decline benefited the Fund’s short positions in equity indices. The energy sector finished with modest profits from short positions in natural gas and heating oil.  Agricultural commodities exhibited a small loss after a sharp reversal in cocoa markets.  Foreign currencies experienced losses this month due to the weakening of the Japanese yen relative to the U.S. dollar.  The yen had risen approximately 30% between August 2008 and the start of February, then switched direction against the U.S. dollar and other major currencies.

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

Off-Balance Sheet Risk

The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the General Partner was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

Significant Accounting Estimates

Management believes that the application of the accounting policy for the fair value of financial instruments, which is significant to the Fund’s financial position and results of operations, requires judgments and estimates on the part of management.  A summary of all of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s financial instruments are carried at fair value.  In determining fair value, management uses inputs that are observable in active or inactive markets for identical or similar instruments.  The Fund’s investments in money market funds are valued based on published closing prices for identical instruments.  Similarly, the fair value of exchange-traded futures contracts are based on exchange settlement prices.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2010.  Under the Fund’s Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the first quarter of 2010 were as follows:

	January	February	March	Total

Units redeemed	86.3733	314.4311	429.7523	830.5567
Average net asset value per Unit	$2,470.82	$2,485.08	$2,581.13	$2,533.30

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1*	Form of Selling Agreement.

3.1*	Certificate of Limited Partnership of Sage Fund Limited Partnership.

3.2*	Second Amended and Restated Limited Partnership Agreement of Sage Fund Limited Partnership.

10.1*	Form of Subscription Agreement.

10.2**	Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 8, 2007.

10.3*	Amendment to Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 27, 2007.

10.4*	Futures Account Agreement dated January 21, 2001 by and among the Fund, the General Partner and Carr Futures Inc. (subsequently, Newedge USA, LLC).

10.5*	Corporate Cash Account Management Agreement dated September 25, 2007 by and among the Fund, the General Partner and UBS Financial Services, Inc.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with the Registrant’s Form 10 filed on April 27, 2009, and incorporated herein by reference.

** Filed with the Registrant’s Amendment No. 2 Form 10 filed on July 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	SAGE FUND LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

E-1