Form 10-Q
period 2010-06-30
SAGE FUND LP
filed 2010-08-12
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [ X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [    ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ X ]

Part I:  Financial Information
Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$14,544,743	$15,489,732
Net unrealized gain (loss) on open futures contracts	(152,321)	4,046,127
Interest receivable	274	1,408
Total equity in broker trading accounts	14,392,696	19,537,267
Cash and cash equivalents	55,073,625	46,842,998
Government sponsored enterprise notes, at fair value	--	8,075,134
General Partner 1% allocation receivable	44,752	81,664
Total assets	$69,511,073	$74,537,063

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$58,991	$123,416
Selling Agent fees payable - General Partner	170,954	183,853
Administrative expenses payable - General Partner	122,116	138,147
Commissions and other trading fees payable on open contracts	26,315	7,515
General Partner management fee payable	62,683	67,413
Redemptions payable	916,918	199,956
Subscriptions received in advance	890,913	767,147
Total liabilities	2,248,890	1,487,447
Partners’ Capital (Net Asset Value)
Class A Interests – 28,264.0855 units and 28,805.7820 units outstanding
at June 30, 2010 and December 31, 2009, respectively	67,262,183	73,049,616
Total liabilities and partners' capital (net asset value)	$69,511,073	$74,537,063

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$(20,389)	(0.03)%
Currency	(128,086)	(0.19)%
Energy	(238,256)	(0.35)%
Interest rate
EURO Dollars (720 contracts, September 2010 – June 2012)	854,238	1.27%
Other (1)	758,101	1.13%
Metal
LME Copper U.S. (36 contracts, July 2010 – August 2010)	(822,638)	(1.22)%
LME Nickel U.S. (22 contracts, July 2010 – August 2010)	(748,188)	(1.11)%
LME Zinc U.S. (86 contracts, July 2010 – September 2010)	(473,850)	(0.70)%
Other (1)	(645,795)	(0.96)%
Stock index	(543,601)	(0.81)%
Net unrealized loss on open long U.S. futures contracts	(2,008,464)	(2.97)%

Short U.S. Futures Contracts
Agricultural	138,767	0.21%
Currency	(31,675)	(0.05)%
Energy	(58,078)	(0.09)%
Metal
LME Zinc U.S. (115 contracts, July 2010 – October 2010)	688,056	1.02%
LME Copper U.S. (36 contracts, July 2010 – August 2010)	407,161	0.61%
LME Nickel U.S. (24 contracts, July 2010 – September 2010)	151,479	0.23%
Other (1)	965,187	1.43%
Net unrealized gain on open short U.S. futures contracts	2,260,897	3.36%

Long Foreign Futures Contracts
Agricultural	(110)	(0.00)%
Currency	(481,930)	(0.72)%
Energy	(5,402)	(0.01)%
Interest rate (1)	1,923,356	2.86%
Metal	10,035	0.01%
Stock index (1)	(1,071,208)	(1.59)%
Net unrealized gain on open long foreign futures contracts	374,741	0.55%

Short Foreign Futures Contracts
Agricultural	38,273	0.06%
Currency (1)	(826,893)	(1.23)%
Energy	2,317	0.00%
Interest rate	(1,612)	(0.00)%
Metal	316	0.00%
Stock index	8,104	0.01%
Net unrealized loss on open short foreign futures contracts	(779,495)	(1.16)%

Net unrealized loss on open futures contracts	$(152,321)	(0.22)%

(1)  No individual futures contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

 Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2009
(Audited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$8,000,000	3/30/10	Federal Home Loan Mortgage Corporation, 1.10%	$8,075,134	11.05%
		Total government sponsored enterprise notes (cost: $8,039,111)	$8,075,134	11.05%

Long U.S. Futures Contracts
		Agricultural	$574,489	0.79%
		Currency	3,305	0.00%
		Energy	(126,660)	(0.17)%
		Interest rate	517,369	0.71%
		Metal
		LME Copper U.S. (61 contracts, Jan 2010 – Mar 2010)	1,045,669	1.43%
		LME Aluminum U.S. (210 contracts, Jan 2010 – Apr 2010)	871,181	1.19%
		Other (1)	828,527	1.13%
		Stock index	179,911	0.25%
		Net unrealized gain on open long U.S. futures contracts	3,893,791	5.33%

Short U.S. Futures Contracts
		Agricultural	4,528	0.01%
		Currency	531	0.00%
		Energy	(236,723)	(0.32)%
		Interest rate	54,234	0.07%
		Metal
		LME Copper U.S. (41 contracts, Jan 2010 – Feb 2010)	(413,731)	(0.57)%
		LME Aluminum U.S. (115 contracts, Jan 2010 – Feb 2010)	(706,075)	(0.97)%
		Other	(435,521)	(0.60)%
		Net unrealized loss on open short U.S. futures contracts	(1,732,757)	(2.38)%

Long Foreign Futures Contracts
		Agricultural	245,014	0.34%
		Currency	(59,087)	(0.08)%
		Energy	8,638	0.01%
		Interest rate
		LIF 3M EURIBOR (193 contracts, Mar 2010 – Dec 2011)	744,291	1.02%
		Other	227,206	0.31%
		Metal	207,659	0.28%
		Stock index	402,633	0.55%
		Net unrealized gain on open long foreign futures contracts	1,776,354	2.43%

Short Foreign Futures Contracts
		Agricultural	(3,721)	(0.01)%
		Currency	147,081	0.20%
		Energy	(54,715)	(0.07)%
		Interest rate	20,094	0.03%
		Net unrealized gain on open short foreign futures contracts	108,739	0.15%

		Net unrealized gain on open futures contracts	$4,046,127	5.53%

(1) No individual futures contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trading Loss
Net realized gain (loss)	$135,935	$(2,894,460)	$1,843,370	$598,322
Net change in unrealized gain (loss)	(4,919,079)	887,704	(4,198,448)	(5,385,643)
Brokerage commissions and trading expenses	(62,229)	(28,537)	(93,725)	(67,186)
Net loss from trading	(4,845,373)	(2,035,293)	(2,448,803)	(4,854,507)

Net Investment Loss
Income
Interest income	72,680	87,194	100,622	327,164
Expenses
Trading Advisor management fee	183,953	177,900	367,748	322,725
Selling Agent fees	536,380	521,989	1,087,832	1,029,286
Administrative expenses – General Partner	204,434	247,640	456,189	471,461
General Partner management fee	196,673	191,396	398,872	377,405
General Partner 1% allocation	(58,241)	(29,700)	(44,752)	(65,143)
Total expenses	1,063,199	1,109,225	2,265,889	2,135,734
Administrative expenses waived	(69,956)	(117,052)	(183,583)	(213,949)
Net total expenses	993,243	992,173	2,082,306	1,921,785
Net investment loss	(920,563)	(904,979)	(1,981,684)	(1,594,621)
Net Loss	$(5,765,936)	$(2,940,272)	$(4,430,487)	$(6,449,128)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Decrease in net asset value per Unit	$(201.35)	$(111.04)	$(156.16)	$(253.77)

Net loss per Unit	$(202.24)	$(114.01)	$(154.53)	$(259.51)
(based on weighted average number of units outstanding)

Weighted average number of Units outstanding	28,510.7849	25,790.3369	28,670.6729	24,851.2410

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(4,430,487)	$(6,449,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss	4,198,448	5,385,643
Changes in
Interest receivable	1,134	3,179
Government sponsored enterprise notes	8,075,134	1,089,180
U.S. Treasury securities	--	(1,497,080)
Commercial paper	--	19,576,904
Corporate notes	--	4,013,516
General Partner 1% allocation receivable/payable	36,912	(275,703)
Trading Advisor management fee payable	(64,425)	11,286
Trading Advisor incentive fee payable	--	(2,303,426)
Selling Agent fees payable	(12,899)	(1,421)
Administrative expenses payable – General Partner	(16,031)	4,805
Commissions and other trading fees payable on open contracts	18,800	(2,496)
General Partner management fee payable	(4,730)	(521)
Net cash provided by operating activities	7,801,856	19,554,738

Cash flows from financing activities
Subscriptions	2,443,022	12,599,189
Subscriptions received in advance	890,913	2,789,010
Redemptions	(3,850,153)	(7,195,561)
Net cash provided by (used in) financing activities	(516,218)	8,192,638

Net increase in cash and cash equivalents	7,285,638	27,747,376
Cash and cash equivalents, beginning of period	62,332,730	27,745,890
Cash and cash equivalents, end of period	$69,618,368	$55,493,266

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$14,544,743	$7,920,910
Cash and cash equivalents	55,073,625	47,572,356
Total end of period cash and cash equivalents	$69,618,368	$55,493,266

Supplemental disclosure of cash flow information
Prior period redemptions paid	$199,956	$2,852,196
Prior period subscriptions received in advance	$767,147	$1,513,541

Supplemental schedule of non-cash financing activities
Redemptions payable	$916,918	$35,954

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	Units	Amount
Six Months Ended June 30, 2010
Balance at December 31, 2009	28,805.7820	$73,049,616
Net loss		(4,430,487)
Subscriptions	1,279.7977	3,210,169
Redemptions	(1,821.4942)	(4,567,115)
Balance at June 30, 2010	28,264.0855	$67,262,183

Six Months Ended June 30, 2009
Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss		(6,449,128)
Subscriptions	5,158.2110	14,112,730
Redemptions	(1,596.1982)	(4,379,319)
Balance at June 30, 2009	27,023.0175	$70,082,166

Net Asset Value Per Unit
June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

$ 2,379.78	$ 2,535.94	$ 2,593.42	$ 2,847.19

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

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of its futures broker.

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

Altis Partners (Jersey) Ltd. (“Trading Advisor”) is the sole trading advisor for the Fund.  The Trading Advisor utilizes the Altis Global Futures Portfolio (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

Revenue Recognition

Futures contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Treasury securities, government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

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

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, government sponsored enterprise notes and corporate notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1 and commercial paper, government sponsored enterprise notes and corporate notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.

Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by FASB regarding derivatives and hedging.  The Fund’s derivative contracts are comprised of futures contracts.  These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain or loss associated with these derivatives is recorded in the statements of operations.  The Fund has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business. At June 30, 2010, cash and cash equivalents balances held at Newedge USA, LLC, UBS Financial Services, Inc. (“UBS”) and Bank of America were $14,544,743, $8,661 and $55,064,964, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Brokerage Commissions and Trading Expenses

Brokerage commissions and trading expenses include brokerage and other trading fees, and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Management has determined there are no material uncertain income tax positions through June 30, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$(152,321)	$--	$(152,321)
Cash and cash equivalents:
Money market fund	8,661	--	8,661
Total	$(143,660)	$--	$(143,660)

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$4,046,127	$--	$4,046,127
Cash and cash equivalents:
Money market funds	45,790,925	--	45,790,925
Government sponsored enterprise notes	--	8,075,134	8,075,134
Total	$49,837,052	$8,075,134	$57,912,186

There were no Level 3 holdings at June 30, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$475,698	$(319,157)	$156,541
Currency	359,982	(1,828,566)	(1,468,584)
Energy	120,635	(420,054)	(299,419)
Interest rate	3,580,173	(46,090)	3,534,083
Metal	2,660,069	(3,128,306)	(468,237)
Stock index	18,388	(1,625,093)	(1,606,705)
Net unrealized gain (loss) on open futures contracts	$7,214,945	$(7,367,266)	$(152,321)

At June 30, 2010, there were 5,684 open futures contracts.

For the three and six months ended June 30, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(367,171)	$(621,371)	$(257,649)	$(663,769)
Currency	112,204	(1,331,845)	1,873,399	(1,560,414)
Energy	(719,837)	(1,956,924)	(2,116,118)	110,041
Interest rate	3,939,801	1,542,454	4,512,679	1,970,889
Metal	(273,584)	(531,504)	451,821	(1,865,946)
Stock index	(2,482,022)	(2,019,889)	(2,544,246)	(2,189,249)
Total futures contracts	$209,391	$(4,919,079)	$1,919,886	$(4,198,448)

For the three and six months ended June 30, 2010, the number of futures contracts closed was 7,520 and 12,456, respectively.

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$1,039,795	$(219,485)	$820,310
Currency	462,740	(370,910)	91,830
Energy	21,087	(430,547)	(409,460)
Interest rate	1,915,783	(352,589)	1,563,194
Metal	3,170,299	(1,772,590)	1,397,709
Stock index	582,780	(236)	582,544
Net unrealized gain (loss) on open futures contracts	$7,192,484	$(3,146,357)	$4,046,127

At December 31, 2009, there were 3,406 open futures contracts.

For the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(563,805)	$582,525	$(324,282)	$(951,370)
Currency	125,733	125,227	(1,080,956)	(257,320)
Energy	(1,025,195)	692,537	670,436	220,680
Interest rate	(638,455)	(612,821)	1,273,994	(2,103,066)
Metal	(34,047)	(324,718)	1,686,472	(2,301,033)
Stock index	(777,668)	424,954	(1,620,281)	6,466
Total futures contracts	$(2,913,437)	$887,704	$605,383	$(5,385,643)

For the three and six months ended June 30, 2009, the number of futures contracts closed was 5,467 and 11,561, respectively.

4.	General Partner

At June 30, 2010 and December 31, 2009, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 21.5210 Units.  At June 30, 2010 and December 31, 2009, this investment was valued at $51,215 and $54,576, respectively.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.

▪
Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3.00% of the Fund’s month-end net asset value, payable in arrears.  The General Partner, in turn, pays selling agent fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Pursuant to the terms of the Partnership Agreement, the General Partner receives from the Fund one percent of any increase in the Fund’s net asset value.  Conversely, the General Partner pays to the Fund one percent of any decrease in the Fund’s net asset value.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

5.	Trading Advisor

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a monthly management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 1% of allocated net assets (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 25% of new trading profits (as defined in the advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At June 30, 2010 and December 31, 2009, the Fund had margin requirements of $10,368,898 and $6,228,904, respectively.

7.	Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable in arrears.  Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value are the responsibility of the General Partner.

For the three months ended June 30, 2010 and 2009, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $25,131 and $73,488, respectively.  For the six months ended June 30, 2010 and 2009, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $92,716 and $128,044, respectively.  Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended June 30, 2010 and 2009, the General Partner voluntarily waived $44,825 and $43,564, respectively, of administrative expenses of the Fund.  During the six months ended June 30, 2010 and 2009, the General Partner voluntarily waived $90,867 and $85,905, respectively, of administrative expenses of the Fund.  Such amounts were included in Administrative expenses waived in the statements of operations.

At June 30, 2010 and December 31, 2009, $122,116 and $138,147, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2010 and December 31, 2009, the Fund received advance subscriptions of $890,913 and $767,147, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

The Fund engages in the speculative trading of futures contracts in the U.S. and internationally.  Trading futures contracts exposes the Fund to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with futures brokers.  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro-rata share of segregated funds available.  It is possible that the recovered amount could be less than the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker.

For futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.  While the Fund trades only with those counterparties that it believes to be creditworthy,  there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund utilizes UBS as its cash management securities broker for the investment of some excess margin amounts into short-term fixed income instruments including commercial paper, U.S. Treasury securities and government sponsored enterprise notes with durations of less than one year.

The net unrealized gain or loss on open futures contracts, all of which are exchange-traded, is comprised of the following:

	June 30, 2010	December 31, 2009
Gross unrealized gain	$7,214,945	$7,192,484
Gross unrealized loss	(7,367,266)	(3,146,357)
Net unrealized gain (loss) on open futures contracts	$(152,321)	$4,046,127

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2010 and 2009, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$2,581.13	$2,704.46	$2,535.94	$2,847.19
Loss from operations
Loss from trading(1)	(169.06)	(75.95)	(87.04)	(189.60)
Net investment loss(1)	(32.29)	(35.09)	(69.12)	(64.17)
Total loss from operations	(201.35)	(111.04)	(156.16)	(253.77)

Net asset value per Unit at end of period	$2,379.78	$2,593.42	$2,379.78	$2,593.42

Total return (5)	(7.80%)	(4.11)%	(6.16%)	(8.91)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	5.88%	5.96%	5.93%	5.88%
General Partner 1% allocation (5)	(0.08)%	(0.04)%	(0.06)%	(0.10)%
Total expenses	5.80%	5.92%	5.87%	5.78%

Net investment loss (2) (3) (4) (6)	(5.47)%	(5.45)%	(5.65)%	(4.91)%

Total returns are calculated based on the change in value of a Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Units outstanding during the period.  Loss from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of loss from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2) All of the ratios under the supplemental data for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended June 30, 2010 and 2009 the ratios are net of 0.39% and 0.68%, respectively, and for the six months ended June 30, 2010 and 2009 the ratios are net of 0.51% and 0.63%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading loss in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes General Partner 1% allocation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Using a professional trading advisor, the Fund engages in the speculative trading of futures contracts and other financial instruments.  The Fund primarily trades futures contracts within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

At June 30, 2010, illiquidity has not materially affected the Fund’s assets.  There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for Units for the six months ended June 30, 2010 and 2009, were (6.16)% and (8.91)%, respectively.  Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

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

April

The Fund ended the month up 0.30% as profits in energy, interest rate instruments and currencies offset losses in agricultural commodities, stock indices and metals.  The most significant gains came from the energy sector.  Oil prices continued to rise, which benefited the Fund’s long positions, while the Fund’s short positions in natural gas realized profits as prices trended lower.  Rating agencies lowered credit ratings on sovereign debt for Greece, Portugal and Spain.  In a flight to safety, US Treasury prices and the US dollar rallied while European currencies and debt instrument prices fell, generating profits for the Fund in each of those markets.  US equity markets continued to trend higher, but profits from those markets were offset by losses from long positions in foreign equity indices.

May

For the month, the Fund was down 3.99%.  While disappointing, this wasn’t a surprise given the sharp turnaround in the global stock and bond markets caused by the sovereign debt crisis in Europe.  Losses in energy and equity indices offset gains in interest rate instruments and metals.  Long positions in the energy sector were responsible for the most significant losses as commodity prices fell on heightened concerns over the European debt crisis.  US Treasury instrument prices trended higher, while equity indices and energy prices fell in an apparent flight to safety.  While the increase in the price of interest rate instruments was profitable for the Fund’s long positions, the sharp reversals in both energy and equities went against established upward trends in those markets, which generated losses.  Base metal prices also reversed course, which resulted in a loss.  Those losses, however, were tempered by gains in the Fund’s long positions in gold, aluminum and zinc.

June

For the month, the Fund was down 4.26% as profits in interest rate instruments were offset by losses in equity indices, currencies, and commodities.  The Fund’s most significant gains came from long positions in the interest rate instrument sector as concerns over the sovereign debt crisis in Europe and slow economic growth in the US continued to dominate market sentiment.  U.S. Treasury yields and short-term interest rates fell, which also generated strong profits in the sector.  Global indices continued to drift lower which went against the Fund’s long positions.  Over the past several weeks, the Fund’s long equity index positions have been systematically reduced in response to the market downturn.  In currencies, a sudden rise in the Euro and British Pound went against the Fund’s short positions generating losses.

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

June

The Fund finished lower in June by 3.64% as gains in equity indices, energies, foreign currencies and agricultural commodities were offset by losses from interest rate instruments and metals. The most significant losses occurred in the Fund’s short-term interest rate positions, where prices reversed from previous longer term trends. A sharp sell-off in Eurodollar, short sterling and euribor contracts was fueled by speculation that global central banks may begin to increase short-term interest rates to counteract potential inflationary pressures. The sudden drop in interest rate instrument prices went against the Fund’s long positions. Also in interest rates, weaker than expected forecasts for Japan’s economy sent Japanese government bond prices higher, which was a reversal from the price trend in that market. The higher prices generated losses in the Fund’s short Japanese government bond positions. Commodity markets rallied during the month which benefited the Fund’s long positions in agricultural commodities, but resulted in losses from short positions in the metals sector. Long positions in the energies were profitable as oil prices made new highs for the year.

Off-Balance Sheet Risk

The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the General Partner was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, upon entering into futures contracts there is a credit risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most non-U.S. exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2010.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended June 30, 2010 were as follows:

	April	May	June	Total

Units redeemed	394.4297	211.2116	385.2962	990.9375
Average net asset value per Unit	$2,588.92	$2,485.68	$2,379.78	$2,485.60

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
**Filed with the Registrant’s Amendment No. 2 Form 10 filed on July 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010	SAGE FUND LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)