Form 10-Q
period 2010-09-30
SAGE FUND LP
filed 2010-11-10
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number:  000-53639

SAGE FUND LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1937296

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200, Rockville, Maryland 20850
(240) 631-7600

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
Yes [   ]     No [ X ]

Part I:  Financial Information
Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$21,264,386	$15,489,732
Net unrealized gain on open futures contracts	2,546,843	4,046,127
Interest receivable	3,372	1,408
Total equity in broker trading accounts	23,814,601	19,537,267
Cash and cash equivalents	50,302,168	46,842,998
Government sponsored enterprise notes, at fair value	-	8,075,134
General Partner 1% allocation receivable	-	81,664
Total assets	$74,116,769	$74,537,063

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$64,336	$123,416
Selling Agent fees payable - General Partner	184,548	183,853
Administrative expenses payable - General Partner	41,142	138,147
Commissions and other trading fees payable on open contracts	30,156	7,515
General Partner management fee payable	67,668	67,413
General Partner 1% allocation payable	11,361	-
Redemptions payable	275,276	199,956
Subscriptions received in advance	165,813	767,147
Total liabilities	840,300	1,487,447
Partners’ Capital (Net Asset Value)
Class A Interests – 28,478.2907 units and 28,805.7820 units outstanding
at September 30, 2010 and December 31, 2009, respectively	73,276,469	73,049,616
Total liabilities and partners' capital (net asset value)	$74,116,769	$74,537,063

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
	Agricultural (1)	$732,791	1.00%
	Currency	640,378	0.87%
	Energy
	LT Crude (4 contracts, May 2011 – Jul 2011)	7,770	0.01%
	Other	246,521	0.34%
	Interest rate	700,121	0.96%
	Metal
	LME Aluminum U.S. (216 contracts, Oct 2010 – Dec 2010)	655,338	0.89%
	LME Copper U.S. (57 contracts, Oct 2010 – Dec 2010)	858,412	1.17%
	Other (1)	1,656,514	2.26%
	Stock index	399,166	0.54%
	Net unrealized gain on open long U.S. futures contracts	5,897,011	8.04%

Short U.S. Futures Contracts
	Agricultural	(87,785)	(0.12)%
	Currency	42,025	0.06%
	Energy
	LT Crude (217 contracts, Dec 2010 – Apr 2011)	(786,410)	(1.07)%
	Other	64,609	0.09%
	Metal
	LME Aluminum U.S. (246 contracts, Oct 2010 – Dec 2010)	(1,850,439)	(2.53)%
	LME Copper U.S. (57 contracts, Oct 2010 – Dec 2010)	(474,731)	(0.65)%
	Other (1)	(1,103,350)	(1.51)%
	Stock index	(500)	(0.00)%
	Net unrealized loss on open short U.S. futures contracts	(4,196,581)	(5.73)%

Long Foreign Futures Contracts
	Agricultural	12,986	0.02%
	Currency	661,932	0.90%
	Energy	1,619	0.00%
	Interest rate	657,067	0.90%
	Metal	25,562	0.03%
	Stock index	(185,541)	(0.25)%
	Net unrealized gain on open long foreign futures contracts	1,173,625	1.60%

Short Foreign Futures Contracts
	Agricultural	3,898	0.01%
	Currency	(293,850)	(0.40)%
	Energy	(38,001)	(0.05)%
	Interest rate	20,926	0.03%
	Metal	(4,772)	(0.01)%
	Stock index	(15,413)	(0.02)%
	Net unrealized loss on open short foreign futures contracts	(327,212)	(0.44)%

	Net unrealized gain on open futures contracts	$2,546,843	3.47%

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

Sage Fund Limited Partnership
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trading Gain (Loss)
Net realized gain (loss)	$3,960,971	$(216,204)	$5,804,341	$382,118
Net change in unrealized gain (loss)	2,699,164	3,086,479	(1,499,284)	(2,299,164)
Brokerage commissions and trading expenses	(66,281)	(35,238)	(160,006)	(102,424)
Net gain (loss) from trading	6,593,854	2,835,037	4,145,051	(2,019,470)

Net Investment Loss
Income
Interest income	67,993	39,913	168,615	367,077
Expenses
Trading Advisor management fee	185,806	184,599	553,554	507,324
Selling Agent fees	534,649	555,387	1,622,481	1,584,673
Administrative expenses – General Partner	209,622	267,165	665,811	738,626
General Partner management fee	196,038	203,642	594,910	581,047
General Partner 1% allocation	56,113	17,923	11,361	(47,220)
Total expenses	1,182,228	1,228,716	3,448,117	3,364,450
Administrative expenses waived	(75,592)	(128,103)	(259,175)	(342,052)
Net total expenses	1,106,636	1,100,613	3,188,942	3,022,398
Net investment loss	(1,038,643)	(1,060,700)	(3,020,327)	(2,655,321)
Net Income (Loss)	$5,555,211	$1,774,337	$1,124,724	$(4,674,791)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Increase (decrease) in net asset value per Unit	$193.28	$61.94	$37.12	$(191.83)

Net income (loss) per Unit	$195.51	$63.86	$39.31	$(181.14)
(based on weighted average number of units outstanding)

Weighted average number of Units outstanding	28,414.5864	27,785.0554	28,608.8970	25,807.5891

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$1,124,724	$(4,674,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized loss	1,499,284	2,299,164
Changes in
Interest receivable	(1,964)	2,208
Government sponsored enterprise notes	8,075,134	1,076,416
U.S. Treasury securities	-	4,498,180
Commercial paper	-	19,576,904
Corporate notes	-	4,013,516
General Partner 1% allocation receivable/payable	93,025	(257,780)
Trading Advisor management fee payable	(59,080)	76,883
Trading Advisor incentive fee payable	-	(2,303,426)
Selling Agent fees payable	695	13,258
Administrative expenses payable – General Partner	(97,005)	13,533
Commissions and other trading fees payable on open contracts	22,641	(3,414)
General Partner management fee payable	255	4,861
Net cash provided by operating activities	10,657,709	24,335,512

Cash flows from financing activities
Subscriptions	4,188,906	17,750,511
Subscriptions received in advance	165,813	354,213
Redemptions	(5,778,604)	(8,312,884)
Net cash provided by (used in) financing activities	(1,423,885)	9,791,840

Net increase in cash and cash equivalents	9,233,824	34,127,352
Cash and cash equivalents, beginning of period	62,332,730	27,745,890
Cash and cash equivalents, end of period	$71,566,554	$61,873,242

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$21,264,386	$15,283,742
Cash and cash equivalents	50,302,168	46,589,500
Total end of period cash and cash equivalents	$71,566,554	$61,873,242

Supplemental disclosure of cash flow information
Prior period redemptions paid	$199,956	$2,852,196
Prior period subscriptions received in advance	$767,147	$1,513,541

Supplemental schedule of non-cash financing activities
Redemptions payable	$275,276	$492,119

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	Units	Amount
Nine Months Ended September 30, 2010
Balance at December 31, 2009	28,805.7820	$73,049,616
Net income		1,124,724
Subscriptions	2,008.5251	4,956,053
Redemptions	(2,336.0164)	(5,853,924)
Balance at September 30, 2010	28,478.2907	$73,276,469

Nine Months Ended September 30, 2009
Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss		(4,674,791)
Subscriptions	7,145.5104	19,264,052
Redemptions	(2,198.1371)	(5,952,807)
Balance at September 30, 2009	28,408.3780	$75,434,337

Net Asset Value Per Unit
September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008

$ 2,573.06	$ 2,535.94	$ 2,655.36	$ 2,847.19

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

Altis Partners (Jersey) Ltd. (“Trading Advisor”) is the sole trading advisor for the Fund.  The Trading Advisor uses the Altis Global Futures Portfolio (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, government sponsored enterprise notes and corporate notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, government sponsored enterprise notes and corporate notes are classified within Level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business. At September 30, 2010, cash and cash equivalents balances held at Newedge USA, LLC, UBS Financial Services, Inc. (“UBS”) and Bank of America were $21,264,386, $8,665 and $50,293,503, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$2,546,843	$--	$2,546,843
Cash and cash equivalents:
Money market fund	8,665	--	8,665
Total	$2,555,508	$--	$2,555,508

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$4,046,127	$--	$4,046,127
Cash and cash equivalents:
Money market funds	45,790,925	--	45,790,925
Government sponsored enterprise notes	--	8,075,134	8,075,134
Total	$49,837,052	$8,075,134	$57,912,186

There were no Level 3 holdings at September 30, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,127,273	$(465,383)	$661,890
Currency	1,845,995	(795,510)	1,050,485
Energy	1,040,134	(1,544,026)	(503,892)
Interest rate	1,513,553	(135,439)	1,378,114
Metal	3,213,298	(3,450,764)	(237,466)
Stock index	523,718	(326,006)	197,712
Net unrealized gain on open futures contracts	$9,263,971	$(6,717,128)	$2,546,843

At September 30, 2010, there were 6,230 open futures contracts.

For the three and nine months ended September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$331,629	$505,349	$73,980	$(158,420)
Currency	(1,142,720)	2,519,069	730,679	958,655
Energy	(952,669)	(204,473)	(3,068,787)	(94,432)
Interest rate	6,595,078	(2,155,969)	11,107,757	(185,080)
Metal	(668,903)	230,771	(217,082)	(1,635,175)
Stock index	(262,226)	1,804,417	(2,806,472)	(384,832)
Total futures contracts	$3,900,189	$2,699,164	$5,820,075	$(1,499,284)

For the three and nine months ended September 30, 2010, the number of futures contracts closed was 11,698 and 24,154, respectively.

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,039,795	$(219,485)	$820,310
Currency	462,740	(370,910)	91,830
Energy	21,087	(430,547)	(409,460)
Interest rate	1,915,783	(352,589)	1,563,194
Metal	3,170,299	(1,772,590)	1,397,709
Stock index	582,780	(236)	582,544
Net unrealized gain on open futures contracts	$7,192,484	$(3,146,357)	$4,046,127

At December 31, 2009, there were 3,406 open futures contracts.

For the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(723,291)	$811,647	$(1,047,573)	$(139,723)
Currency	412,294	1,577,372	(668,662)	1,320,051
Energy	(940,911)	(1,161,061)	(270,475)	(940,381)
Interest rate	565,401	341,014	1,839,395	(1,762,051)
Metal	(587,351)	1,447,112	1,099,121	(853,921)
Stock index	1,061,638	70,395	(558,643)	76,861
Total futures contracts	$(212,220)	$3,086,479	$393,163	$(2,299,164)

For the three and nine months ended September 30, 2009, the number of futures contracts closed was 5,542 and 17,103, respectively.

4.	General Partner

At September 30, 2010 and December 31, 2009, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 21.5210 Units.  At September 30, 2010 and December 31, 2009, this investment was valued at $55,375 and $54,576, respectively.

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

Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any profit earned by the Fund.  Conversely, the General Partner pays to the Fund 1% of any loss incurred by the Fund.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

5.	Trading Advisor

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 1% of allocated net assets (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 25% of new trading profits (as defined in the advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At September 30, 2010 and December 31, 2009, the Fund had margin requirements of $14,225,812 and $6,228,904, respectively.

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

For the three months ended September 30, 2010 and 2009, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $30,916 and $81,739, respectively.  For the nine months ended September 30, 2010 and 2009, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $123,631 and $209,783, respectively.  Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended September 30, 2010 and 2009, the General Partner voluntarily waived $44,676 and $46,364, respectively, of administrative expenses of the Fund.  During the nine months ended September 30, 2010 and 2009, the General Partner voluntarily waived $135,544 and $132,269, respectively, of administrative expenses of the Fund.  Such amounts were included in Administrative expenses waived in the statements of operations.

At September 30, 2010 and December 31, 2009, $41,142 and $138,147, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2010 and December 31, 2009, the Fund received advance subscriptions of $165,813 and $767,147, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a non-exempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with applicable government or self-regulatory organization regulations.

9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures contracts in the U.S. and internationally.  Trading futures contracts exposes the Fund to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with futures brokers.  Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro-rata share of segregated funds available.  It is possible that the recovered amount could be less than the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker.

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

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties, and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at September 30, 2010, the statements of operations for the three and nine months ended September 30, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other ratios for the three and nine months ended September 30, 2010 and 2009, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$2,379.78	$2,593.42	$2,535.94	$2,847.19
Income (loss) from operations
Gain (loss) from trading(1)	229.83	100.12	142.69	(88.94)
Net investment loss(1)	(36.55)	(38.18)	(105.57)	(102.89)
Total income (loss) from operations	193.28	61.94	37.12	(191.83)

Net asset value per Unit at end of period	$2,573.06	$2,655.36	$2,573.06	$2,655.36

Total return (5)	8.12%	2.39%	1.46%	(6.74)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.02%	5.97%	5.93%	5.91%
General Partner 1% allocation (5)	0.08%	0.02%	0.02%	(0.07)%
Total expenses	6.10%	5.99%	5.95%	5.84%

Net investment loss (2) (3) (4) (6)	(5.63)%	(5.75)%	(5.61)%	(5.20)%

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

(2) All of the ratios under the supplemental data for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended September 30, 2010 and 2009 the ratios are net of 0.43% and 0.71%, respectively, and for the nine months ended September 30, 2010 and 2009 the ratios are net of 0.48% and 0.66%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

At September 30, 2010, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for Units for the nine months ended September 30, 2010 and 2009, were 1.46% and (6.74)%, respectively.  Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

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

April

The Fund ended the month up 0.30% as profits in energy, interest rate instruments and currencies offset losses in agricultural commodities, stock indices and metals.  The most significant gains came from the energy sector.  Oil prices continued to rise, which benefited the Fund’s long positions, while the Fund’s short positions in natural gas realized profits as prices trended lower.  Rating agencies lowered credit ratings on sovereign debt for Greece, Portugal and Spain.  In a flight to safety, U.S. Treasury prices and the U.S. dollar rallied while European currencies and debt instrument prices fell, generating profits for the Fund in each of those markets.  U.S. equity markets continued to trend higher, but profits from those markets were offset by losses from long positions in foreign equity indices.

May

For the month, the Fund was down 3.99%.  While disappointing, this wasn’t a surprise given the sharp turnaround in the global stock and bond markets caused by the sovereign debt crisis in Europe.  Losses in energy and equity indices offset gains in interest rate instruments and metals.  Long positions in the energy sector were responsible for the most significant losses as commodity prices fell on heightened concerns over the European debt crisis.  U.S. Treasury instrument prices trended higher, while equity indices and energy prices fell in an apparent flight to safety.  While the increase in the price of interest rate instruments was profitable for the Fund’s long positions, the sharp reversals in both energy and equities went against established upward trends in those markets, which generated losses.  Base metal prices also reversed course, which resulted in a loss.  Those losses, however, were tempered by gains in the Fund’s long positions in gold, aluminum and zinc.

June

For the month, the Fund was down 4.26% as profits in interest rate instruments were offset by losses in equity indices, currencies, and commodities.  The Fund’s most significant gains came from long positions in the interest rate instrument sector as concerns over the sovereign debt crisis in Europe and slow economic growth in the U.S. continued to dominate market sentiment.  U.S. Treasury yields and short-term interest rates fell, which also generated strong profits in the sector.  Global indices continued to drift lower which went against the Fund’s long positions.  Over the past several weeks, the Fund’s long equity index positions have been systematically reduced in response to the market downturn.  In currencies, a sudden rise in the Euro and British Pound went against the Fund’s short positions generating losses.

July

For the month, the Fund was down 0.95% as profits from equity indices and interest rate instruments were offset by losses in commodities.  The Fund’s most significant gains came from its long positions in interest rate instruments and global equity indices.  Although there were some positive signs in global markets, including successful outcomes from stress tests at major European banks, the combination of government stimulus spending declining or ending in many countries along with slow economic growth, has renewed fears of deflation.  Global interest rates continued to edge lower creating profits from rising interest rate instrument prices.  U.S. equity prices enjoyed a modest rally this month, although global indices were more mixed. By the end of the month, the Fund netted profits in that sector.  Precious metals reversed from last month’s highs, including gold which fell to a six-week low, going against the Fund’s long positions.  Energy prices moved higher this month which went against the Fund’s short positions.

August

The Fund finished 6.89% higher this month with profits in interest rate instruments, energy, metals and currencies.  The most significant gains came from long positions in interest rate instruments.  Concerns over a weak U.S. economy, along with perceived threats of a “double-dip” recession, sent yields lower, including 10-year Treasury bonds and 10-year UK gilts which saw their lowest level since March 2009.  Global stock indices continued to move sideways without strong trends.  In the energy sector, the Fund’s short positions in natural gas profited from its sustained downward trend.  The metals sector benefited from long positions in precious metals, including gold and platinum.

September

The Fund finished 2.13% higher this month with profits in equity indices, agricultural commodities, metals and currencies offsetting losses in interest rate instruments and energy.  The most significant gains came from long positions in equity indices.  Global equity prices continued to move higher in September which benefited the Fund’s positions.  Both industrial and precious metals prices trended higher, generating profits for the Fund’s long positions in gold, silver and copper.  Agricultural prices, especially cotton, soybeans and corn, continued to trend higher which added profits from the Fund’s long positions.  Early in the month, interest rate instruments prices fell which generated early losses for the sector.  However, prices rallied toward the end of the month after the Fed’s comments on quantitative easing.  The late rally in interest rate instruments benefited the Fund’s long positions, but it was not enough to offset earlier losses.  In the energy sector, the Fund’s short positions in natural gas profited from a sustained downward trend, but a sharp rise in crude oil went against the Fund’s short positions, resulting in a net loss for the sector.

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

July

In July the Fund declined 0.76% as profits from equity indices, interest rate instruments, metals and foreign currencies were not sufficient to offset losses from energy and agricultural commodities.  Equity markets were volatile as they initially fell early in the month in response to poor economic data in the U.S.  By mid-month increased optimism about the global economy pushed equity markets to eight month highs.  The rising global equity prices generated profits for the Fund’s long positions.  The Fund’s long positions in base metals, including aluminum, nickel and copper, benefited from upward trends in those markets that also generated profits.  In energy markets heating oil and gasoline prices continued to move sideways and generated losses for the Fund’s positions in this sector.

August

The Fund finished the month up 1.46% as all major sectors posted a profit with the exception of energy.  Performance was led by the agricultural commodities sector as price increases in sugar, wheat and corn generated profits for the Fund’s long positions.  Due to a drop in global supply, sugar prices hit a 28-year high as heavy rains in India and Brazil dampened inventory.  The Fund’s long positions in equity indices profited as further signs of economic recovery pushed equity prices higher.  In the metals sector, copper prices were also buoyed by growing confidence on an economic turn around which generated profits from the Fund’s long positions.  Globally, central banks indicated that near-term interest rate hikes were unlikely.  In response, prices of short-term interest rate instruments increased which benefited the Fund’s long positions.  In the energy sector, natural gas prices have fallen 84% in the last 13 months, which generated profits for the Fund’s short positions. Those profits were offset, however, by losses from short positions in gasoline and crude oil.

September

The Fund finished the month up 1.68% as profits from foreign currencies, interest rate instruments and equity indices offset losses in the energy sector.  Performance was led by the Fund’s long positions in foreign currencies and short positions in the U.S. dollar.  The U.S. dollar declined to a twelve-month low versus the euro and an eight-month low versus the yen.  In interest rate instruments, prices in both short-term instruments and long-term bonds have been trending higher since mid-August as central banks continue to signal that interest rates will remain low.  The rise in instrument prices generated profits for the Fund's long positions.  In the energy sector, natural gas rallied over 30% from a seven year low despite strong inventory data.  The sudden increase in gas prices went against the Fund’s short positions generating losses for the Fund.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2010.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2010 were as follows:

	July	August	September	Total

Units redeemed	93.8269	313.7115	106.9838	514.5222
Average net asset value per Unit	$2,357.09	$2,519.43	$2,573.06	$2,500.98

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

Date: November 10, 2010	SAGE FUND LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)