Form 10-K
period 2010-12-31
SAGE FUND LP
filed 2011-03-25
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number:  000-53639

SAGE FUND LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1937296

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
Telephone:  (240) 631-7600

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partner Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A.

PART I

ITEM 1.  Business

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, formed on August 2, 1995, originally under the name Telesis Futures Fund Limited Partnership, which was changed to Sage Fund Limited Partnership on December 16, 1998. The Fund is actively managed, with speculative trading profits as its objective.  Using a professional trading advisor, the Fund engages in the speculative trading of futures contracts and other financial instruments traded in the United States (U.S.) and internationally.  The Fund primarily trades futures contracts within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities. The Fund does not currently trade forward currency contracts, forwards on other items, swaps or options contracts, but may do so in the future.  The Fund began trading on January 5, 1996.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).  At December 31, 2010, the aggregate capitalization of the Fund was $76,476,459.  The net asset value per unit of Class A limited partner interests (“Units”) as of December 31, 2010 was $2,732.10.

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

The Fund maintains its margin deposits and reserves in cash, short-term U.S. Treasury securities, U.S. government sponsored enterprise notes, registered U.S. money market funds and short-term investment grade commercial paper in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the Fund.

The Fund’s business constitutes only one segment for financial reporting purposes.  The Fund does not engage in material operations in foreign countries (although it does trade on international futures markets), nor is a material portion of its revenues derived from foreign customers.

General Partner

Under the Partnership Agreement, management of all aspects of the Fund’s business and administration is carried out exclusively by the General Partner, a Maryland corporation organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

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

Trading Advisor

The Trading Advisor, Altis Partners (Jersey) Ltd., is registered with the CFTC as a commodity trading advisor and commodity pool operator, and is a member of the NFA.  The Trading Advisor’s main office is located at Charles House, 2nd Floor, Charles Street, St. Helier, Jersey JE2 4SF, Channel Islands. The telephone number is +44 (0) 1534 787700.

The Trading Advisor is regulated in the State of Jersey, Channel Islands by the Jersey Financial Services Commission.  The Trading Advisor is wholly owned by its four principals. The Trading Advisor engages primarily in the management of futures, options on futures and foreign exchange trading accounts for qualified investors.  At December 31, 2010, the Trading Advisor had total assets under management of approximately $1.60 billion, with approximately $1.60 billion in the Global Futures Portfolio (“Trading Program”).

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

Futures Broker

During 2010, the Fund used Newedge USA, LLC (“NUSA”) as its futures broker.  In March 2011, the Fund began using JP Morgan Futures Inc. (“JP Morgan”) as its futures broker.  The General Partner may, in its discretion, have the Fund utilize other futures brokers or forward and swap counterparties if it deems it to be in the best interest of the Fund.

Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities.  Newedge Group (UK Branch) is a branch of Newedge Group and lead regulated in France as a bank by the CECEI (Banque de France) and supervised by Commission Bancaire and the Autorité des Marchés Financiers for the conduct of investment services, and regulated by the Financial Services Authority for the conduct of business in the UK.

Cash Management Securities Broker

The Fund utilizes UBS Financial Services, Inc. (“UBS”) as its cash management securities broker.  The General Partner may, in its discretion, have the Fund utilize other cash management securities brokers if it deems it to be in the best interest of the Fund.

Description of Current Charges

Charges	Amount
General Partner Management Fee	The Fund incurs a monthly fee equal to 1/12th of 1.1% of the month-end net asset value of the Fund, payable in arrears.

General Partner 1% Allocation	Annually, the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund.

Trading Advisor Management Fee	The Trading Advisor receives a monthly management fee equal to 1/12th of 1%, based upon the assets under its management, payable in arrears.

Trading Advisor Incentive Fee	The Trading Advisor receives a quarterly incentive fee equal to 25% of any net New Trading Profits (as defined below) generated by the Trading Advisor for the Fund, payable quarterly in arrears.

Charges	Amount
Brokerage Commissions
The Fund incurs brokerage commissions on U.S. futures exchanges currently at the rate of $1.32 to $28.02 per “round-turn” futures transaction (which includes NFA, execution, clearing and exchange fees).  Brokerage commissions may be higher for trades executed on some foreign exchanges. The Fund will also pay the bid-ask spread on foreign currency transactions. The Fund’s average commission cost is $6.48 per round-turn transaction.

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

Administrative Expenses
The Fund reimburses the General Partner for actual monthly administrative expenses up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable in arrears.  However, expenses (other than extraordinary costs) that exceed 1.00 % of the average month-end net assets of the Fund are the responsibility of the General Partner.

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

New Trading Profits are equal to the sum of: (i) the net of all realized profits and losses during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued brokerage commissions, NFA fees and give-up fees as of the quarter-end, minus: (iii) the net of all unrealized profits and losses on commodity positions open at the end of the previous quarter-end, and (iv) any cumulative net realized losses (which shall not include incentive fee expenses) from the Trading Advisor’s trading on behalf of the Fund carried forward from all previous quarters since the last quarter for which an incentive fee was payable to the Trading Advisor, and (v) any management fees paid or accrued to the Trading Advisor, and (vi)  a certain percentage per annum reflecting an agreed upon portion of the General Partner management fee, selling agent fees and administrative expenses, and (vii) interest income.

New Trading Profits will be calculated on the basis of assets allocated to the Trading Advisor.  In determining New Trading Profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so that the incentive fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses (excluding losses relating to redeemed Units) from prior periods.  The carry-forward loss is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor during a period that a carry-forward loss exists.  Once an incentive fee is earned, it is retained by the Trading Advisor regardless of its subsequent performance.  Because incentive fees are paid on a quarterly rather than annual basis, a fee could be paid to the Trading Advisor during a year in which the Fund’s performance was unprofitable on an annual basis.

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

Market Types

The Fund trades on a variety of U.S. and international futures exchanges.  As in the case of its market sector allocations, the Fund’s commitments to different types of markets – U.S. and non-U.S., regulated and non-regulated – differ substantially from time to time, as well as over time, and may change at any time if the Fund’s Trading Advisor, with the approval of the General Partner, determines such change to be in the best interests of the Fund.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of eligible contract participant, and the CFTC is interpreting that definition in such a manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Fund may be limited to engaging in retail forex transactions which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers.  Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The retail forex markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions.  Although the impact of requiring the Fund to conduct forward currency transactions in the retail market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Additionally, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency. In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The General Partner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Fund’s trading strategy.

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

•	The Fund competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

Available Information

The Fund files Forms 10-K, 10-Q, 8-K, 3 and 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information about the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330.  Reports filed electronically with the SEC may be found at http://www.sec.gov.

Reports to Security Holders

None.

Enforceability of Civil Liabilities Against Foreign Persons

None.

Item 1A.  Risk Factors

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2.      Properties

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and short-term fixed income securities with maturities of less than one year.

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.      Legal Proceedings

None.

Item 4.      [Removed and Reserved]

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

Holders

As of February 28, 2011, there were 943 holders of Units of the Fund.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2010.

The proceeds from the sale of registered securities of the Fund are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisor’s Trading Program.

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

Redemptions of Units during the fourth quarter of 2010 were as follows:

	October	November	December	Total
A Units
Units redeemed	27.9110	781.4080	155.2684	964.5874
Average net asset value per unit	$2,692.55	$2,579.76	$2,732.10	$2,607.55

Item 6.      Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilizing the Trading Advisor, the Fund invests the proceeds from its offering of Units in the speculative trading of futures contracts and other financial instruments traded in the U.S. and internationally.

Liquidity

At December 31, 2010, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise any capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures contracts, forward currency contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for the Fund for the years ended December 31, 2010 and 2009 were 7.74% and (10.93%), respectively.  Past performance is not indicative of expected future financial condition or results of operations.  Further analysis of the trading gain and loss is provided below.

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

October

The Fund finished higher in October by 4.64% with profits in four of the six major market sectors.  The most significant gains came from long positions in global stock indices driven by upward trends in the DAX, S&P 500, Russell 2000 and FTSE 100.  In currencies, the rise in the Japanese yen, Australian dollar, Mexican peso and New Zealand dollar were responsible for generating the most profits from that sector.  The combination of rising Chinese agricultural imports, lower inventories and a weaker U.S. dollar helped push agricultural commodity prices higher, which benefited the Fund’s long positions.  Corn prices climbed to 2-year high, soybeans reached their highest price since July 2008, and sugar prices hit a 30-year high.  Precious metals also trended higher, adding additional profits from that sector.

November

The Fund finished lower in November by 4.19% as losses from interest rate instruments, currencies and agriculturals offset gains in metals and equity indices.  The most significant losses came from the Fund’s long positions in interest rates, where price reversals caused by a rise in rates followed growing concerns over Irish sovereign debt in Europe and its threat to impact other EU nations including Portugal and Spain.  In addition, there was a rise in short term U.S. interest rates that followed the Federal Reserve’s action of buying U.S. debt instruments in another round of quantitative easing.  The net effect was that the fall in prices went against the Fund’s widely held long positions.  The Irish debt crisis also pushed the euro lower relative to other foreign currencies, while the U.S. dollar reversed its downward direction.  The sudden reversals in currencies went against the Fund’s positions, generating additional losses for the Fund.  Metals, including gold, silver and copper, continued higher this month, generating profits for the Fund’s long positions.

December

Fund finished higher in December by 5.91% with most profits coming from the Fund’s positions in foreign currencies.  Foreign currencies were profitable for the Fund, driven by trends in international cross currencies resulting from a decline in the euro and British pound combined with rising Australian dollar and Japanese yen prices.  Strong upward trends in the metals markets also fueled profits for the Fund’s long positions in copper, silver, gold and aluminum.  In agricultural commodities rising prices in coffee, soybeans, corn and sugar each contributed additional profits.  Finally, there were some gains from the Fund’s long positions in equity indices as equity prices continued to trend higher for the past two quarters.  Interest rate instrument prices went against the Fund’s long positions which generated losses.

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

October

The Fund finished the month down 5.44%, as losses were seen in all market sectors except metals. The early weeks of the month were characterized by rising global equity and commodity prices and a declining U.S. dollar, which generated profits for Fund positions in their respective sectors.  However, in the final week of October, uncertainty over global economic growth and central bank policies led to sharp price reversals in several market sectors.  Falling prices in global indices went against the Fund’s long positions, while the sudden rise in the U.S. dollar generated losses for the Fund’s long positions in several foreign currencies, including the Canadian dollar, British pound and Japanese yen.  Agricultural commodity prices also reversed course, including sugar, corn, soybeans and wheat, which generated losses.  Rising metals prices were most profitable for the Fund, led by gold zinc and platinum.

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

Off-Balance Sheet Risk

The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward currency contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts, there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through the maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, upon entering into futures contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most non-U.S. exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

The Fund uses U.S. Treasury securities, U.S. government sponsored enterprise notes, corporate notes and investment grade commercial paper with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used.  As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures contracts and fixed-income investments.  The majority of the Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices.  The fair value of money market funds is based quoted market prices for identical shares.  Notes of U.S. government sponsored enterprises and commercial paper, which are stated at cost plus accrued interest, approximate fair value based on quoted market prices for similar assets in an active market.  Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2010 (“Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective in providing reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Fund.

The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. The Fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®.  Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Mr. Bulley joined the General Partner in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since February 11, 2003 and December 23, 2002, respectively.

Carl A. Serger is Chief Financial Officer and a Director.  Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010.  Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration, and has a Technology Management Certification from the California Institute of Technology.  Mr. Serger has over 20 years of accounting experience, including 10 years of audit experience. Prior to joining the General Partner, Mr. Serger was the CFO, Senior VP and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies from December 1999 until its acquisition by Ebix, Inc. in October 2006. Mr. Serger remained with Ebix, a software company serving the financial services industry, as Senior VP and CFO until July 2007.  From July 2007 to November 2007, he acted as an independent consultant to start up companies.  From November 2007 until November 2009, Mr. Serger was the Senior VP, CFO and COO for Peracon, Inc., a leading electronic transactions platform for institutional commercial real estate transactions.  Mr. Serger holds Series 28 FINRA and NFA licenses.

John H. Grady is General Counsel and Chief Operating Officer, and a Director.  Mr. Grady joined the General Partner in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of the General Partner since February 2010.  Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982.  Prior to joining the General Partner, Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009.  Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008.  From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004.  During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship.  After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA and NFA licenses.

Neil D. Menard is Senior Vice President of Distribution.  Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining the General Partner in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of the General Partner since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008.  The Trust is the sole shareholder of the General Partner.  Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee.  A biography of Mr. Steben is set forth above.

Since May 11, 1989, the General Partner has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, whose units of limited partner interests are not registered for sale with the SEC. Since March 27, 2007, the General Partner has acted as a general partner of a Delaware limited partnership, Aspect Global Diversified Fund LP, whose units of limited partner interests are registered with the SEC pursuant to a public offering that was effective August 12, 2008.  Since March 1, 2011, Steben & Company, Inc. has acted as a manager of a Delaware limited liability company, Steben Institutional Fund LLC.  Because the General Partner serves as the sole general partner or manager of these funds, the officers and directors of the General Partner effectively manage the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 (a) on a timely basis during the year ended December 31, 2010.  During the year ended December 31, 2010, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-7600.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪
General Partner Management Fee – the Fund incurs a fee equal to 1/12th of 1.10% of the Fund’s month-end net assets, payable in arrears.  During 2010 and 2009, the General Partner earned $804,011 and $783,251, respectively, in General Partner management fees.

▪
Selling Agent Fees – the Fund incurs a selling agent fee equal to 1/12th of 3% of the outstanding month-end net asset value, payable in arrears.  The General Partner pays the selling agent fees to the respective selling agents.  If the selling agent fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the fees are retained by the General Partner.  During 2010 and 2009, the General Partner earned $2,192,757 and $2,136,140, respectively, in Selling Agent fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund.  For the year ended December 31, 2010, the General Partner received $56,532 from the General Partner 1% allocation.  For the year ended December 31, 2009, the General Partner paid the Fund $81,664 for the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2011, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

As of February 28, 2011, the General Partner did not own any Units of the Fund.  As of February 28, 2011, the directors and executive officers of the General Partner beneficially owned Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Michael D. Bulley	14.9571	$37,672	Less than 1%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road, Suite 200, Rockville, Maryland  20850.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures broker and the cash management securities broker.  See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those periods.

Fee Category	2010	2009
Audit fees(1)	$77,500	$136,300
Audit-related fees	—	—
Tax fees(2)	16,000	16,420
All other fees	—	—
Total fees	$93,500	$152,720

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

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2010 and 2009 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2010 and 2009 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Sage Fund Limited Partnership
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2010 and 2009
Condensed Schedule of Investments as of December 31, 2010
Condensed Schedule of Investments as of December 31, 2009
Statements of Operations for the Years Ended December 31, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2010 and 2010
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2010 and 2009
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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 25, 2011
Kenneth E. Steben

/s/ Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 25, 2011
Carl A. Serger

/s/ Michael D. Bulley	Senior Vice President, Research & Risk Management and Director of the	March 25, 2011
Michael D. Bulley	General Partner

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 25, 2011	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and
Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of
Sage Fund Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Sage Fund Limited Partnership (the Fund) as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Fund Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 25, 2011

Sage Fund Limited Partnership
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts
Cash	$21,054,325	$15,489,732
Net unrealized gain on open futures contracts	4,619,366	4,046,127
Interest receivable	5,265	1,408
Total equity in broker trading accounts	25,678,956	19,537,267
Cash and cash equivalents	52,810,375	46,842,998
U.S. government sponsored enterprise notes, at fair value	-	8,075,134
General Partner 1% allocation receivable	-	81,664
Total assets	$78,489,331	$74,537,063

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$64,642	$123,416
Trading Advisor incentive fee payable	1,684	-
Selling Agent fees payable - General Partner	193,019	183,853
Administrative expenses payable - General Partner	44,012	138,147
Commissions and other trading fees payable on open contracts	16,047	7,515
General Partner management fee payable	70,774	67,413
General Partner 1% allocation payable	56,532	-
Redemptions payable	424,209	199,956
Subscriptions received in advance	1,141,953	767,147
Total liabilities	2,012,872	1,487,447
Partners’ Capital (Net Asset Value)
Class A Interests – 27,991.7912 units and 28,805.7820 units outstanding at December 31, 2010 and 2009, respectively	76,476,459	73,049,616
Total liabilities and partners' capital (net asset value)	$78,489,331	$74,537,063

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2010

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
	Agricultural (1)	$1,268,992	1.66%
	Currency	458,322	0.60%
	Energy	608,067	0.80%
	Interest rate	188,147	0.25%
	Metal
	LME Copper U.S. (54 contracts, Jan 2011 – Apr 2011)	1,121,063	1.47%
	Other (1)	1,659,779	2.17%
	Stock index	12,632	0.02%
	Net unrealized gain on open long U.S. futures contracts	5,317,002	6.97%

Short U.S. Futures Contracts
	Agricultural	(183,030)	(0.24)%
	Currency	(281,316)	(0.37)%
	Energy (1)	(1,150,945)	(1.50)%
	Interest rate	(59,969)	(0.08)%
	Metal
	LME Zinc U.S. (122 contracts, Jan 2011 – Apr 2011)	(898,888)	(1.18)%
	Other (1)	(1,849,621)	(2.42)%
	Stock index	1,800	0.00%
	Net unrealized loss on open short U.S. futures contracts	(4,421,969)	(5.79)%
	Total U.S. Futures Contracts Net unrealized gain on open U.S. futures contracts	895,033	1.18%

Long Foreign Futures Contracts
	Agricultural	384,170	0.50%
	Currency	158,179	0.21%
	Energy	311,379	0.41%
	Interest rate	27,862	0.04%
	Metal	96,460	0.13%
	Stock index	(48,932)	(0.06)%
	Net unrealized gain on open long foreign futures contracts	929,118	1.23%

Short Foreign Futures Contracts
	Agricultural	(65,886)	(0.09)%
	Currency (1)	3,036,326	3.97%
	Interest rate	(225,376)	(0.29)%
	Stock index	50,151	0.07%
	Net unrealized gain on open short foreign futures contracts	2,795,215	3.66%
	Total Foreign Futures Contracts Net unrealized gain on open foreign futures contracts	3,724,333	4.89%

	Net unrealized gain on open futures contracts	$4,619,366	6.07%

(1) No individual futures contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

 Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2009

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date
$8,000,000	3/30/10	Federal Home Loan Mortgage Corporation, 1.10%	$8,075,134	11.05%
		Total U.S. government sponsored enterprise notes (cost: $8,039,111)	$8,075,134	11.05%

Long U.S. Futures Contracts
		Agricultural	$574,489	0.79%
		Currency	3,305	0.00%
		Energy	(126,660)	(0.17)%
		Interest rate	517,369	0.71%
		Metal
		LME Copper U.S. (61 contracts, Jan 2010 – Mar 2010)	1,045,669	1.43%
		LME Aluminum U.S. (210 contracts, Jan 2010 – Apr 2010)	871,181	1.19%
		Other (1)	828,527	1.13%
		Stock index	179,911	0.25%
		Net unrealized gain on open long U.S. futures contracts	3,893,791	5.33%

Short U.S. Futures Contracts
		Agricultural	4,528	0.01%
		Currency	531	0.00%
		Energy	(236,723)	(0.32)%
		Interest rate	54,234	0.07%
		Metal (1)	(1,555,327)	(2.14)%
		Net unrealized loss on open short U.S. futures contracts	(1,732,757)	(2.38)%
		Total U.S. Futures Contracts Net unrealized gain on open U.S. futures contracts	2,161,034	2.95%

Long Foreign Futures Contracts
		Agricultural	245,014	0.34%
		Currency	(59,087)	(0.08)%
		Energy	8,638	0.01%
		Interest rate
		LIF 3M EURIBOR (193 contracts, Mar 2010 – Dec 2011)	744,291	1.02%
		Other	227,206	0.31%
		Metal	207,659	0.28%
		Stock index	402,633	0.55%
		Net unrealized gain on open long foreign futures contracts	1,776,354	2.43%

Short Foreign Futures Contracts
		Agricultural	(3,721)	(0.01)%
		Currency	147,081	0.20%
		Energy	(54,715)	(0.07)%
		Interest rate	20,094	0.03%
		Net unrealized gain on open short foreign futures contracts	108,739	0.15%
		Total Foreign Futures Contracts Net unrealized gain on open foreign futures contracts	1,885,093	2.58%

		Net unrealized gain on open futures contracts	$4,046,127	5.53%

(1) No individual futures contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009
Trading Gain (Loss)
Net realized gain	$9,355,296	$791,915
Net change in unrealized gain (loss)	573,239	(5,079,721)
Brokerage commissions and trading expenses	(218,886)	(130,748)
Net gain (loss) from trading	9,709,649	(4,418,554)

Net Investment Loss
Income
Interest income	242,197	396,920
Expenses
Trading Advisor management fee	750,606	690,631
Trading Advisor incentive fee	1,684	-
Selling Agent fees – General Partner	2,192,757	2,136,140
Administrative expenses – General Partner	884,217	905,437
General Partner management fee	804,011	783,251
General Partner 1% allocation	56,532	(81,664)
Total expenses	4,689,807	4,433,795
Administrative expenses waived	(334,653)	(370,715)
Net total expenses	4,355,154	4,063,080
Net investment loss	(4,112,957)	(3,666,160)
Net Income (Loss)	$5,596,692	$(8,084,714)

	Class A Units
	2010	2009
Increase (decrease) in net asset value per unit for the year	$196.16	$(311.25)

Net income (loss) per unit	$196.42	$(305.60)
(based on weighted average number of units outstanding during the year)
Weighted average number of units outstanding	28,492.9034	26,454.9654

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$5,596,692	$(8,084,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss	(573,239)	5,079,721
Changes in
Interest receivable	(3,857)	3,094
U.S. government sponsored enterprise notes	8,075,134	1,063,652
U.S. Treasury securities	-	4,498,180
Commercial paper	-	19,576,904
Corporate notes	-	4,013,516
General Partner 1% allocation receivable/payable	138,196	(292,224)
Trading Advisor management fee payable	(58,774)	75,506
Trading Advisor incentive fee payable	1,684	(2,303,426)
Selling Agent fees payable – General Partner	9,166	6,453
Administrative expenses payable – General Partner	(94,135)	12,617
Commissions and other trading fees payable on open contracts	8,532	(2,618)
General Partner management fee payable	3,361	2,366
Net cash provided by operating activities	13,102,760	23,649,027

Cash flows from financing activities
Subscriptions	5,432,137	19,712,370
Subscriptions received in advance	1,141,953	767,147
Redemptions	(8,144,880)	(9,541,704)
Net cash provided by (used in) financing activities	(1,570,790)	10,937,813

Net increase in cash and cash equivalents	11,531,970	34,586,840
Cash and cash equivalents, beginning of year	62,332,730	27,745,890
Cash and cash equivalents, end of year	$73,864,700	$62,332,730

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$21,054,325	$15,489,732
Cash and cash equivalents	52,810,375	46,842,998
Total end of year cash and cash equivalents	$73,864,700	$62,332,730

Supplemental disclosure of cash flow information
Prior year redemptions paid	$199,956	$2,852,196
Prior year subscriptions received in advance	$767,147	$1,513,541

Supplemental schedule of non-cash financing activities
Redemptions payable	$424,209	$199,956

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2010 and 2009

	Units	Amount

Balance at December 31, 2008	23,461.0047	$66,797,883
Net loss		(8,084,714)
Subscriptions	7,910.6855	21,225,911
Redemptions	(2,565.9082)	(6,889,464)
Balance at December 31, 2009	28,805.7820	73,049,616
Net income		5,596,692
Subscriptions	2,486.6130	6,199,284
Redemptions	(3,300.6038)	(8,369,133)
Balance at December 31, 2010	27,991.7912	$76,476,459

Net Asset Value Per Unit

December 31, 2008	$2,847.19
December 31, 2009	$2,535.94
December 31, 2010	$2,732.10

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

Significant Accounting Policies

Accounting Principles

The Fund’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

Preparing financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Futures contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Treasury securities, U.S. government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities recorded at fair value are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value.   The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include exchange-traded derivatives and money market funds.

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the years ended December 31, 2010 and 2009, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.

U.S. government sponsored enterprise notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. government sponsored enterprise notes notes are classified within Level 2.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business. At December 31, 2010, cash and cash equivalents balances held at Newedge USA, LLC, UBS Financial Services, Inc. (“UBS”) and Bank of America were $21,054,325, $8,669 and $52,801,706, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through December 31, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the statements of operations.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$4,619,366	$—	$4,619,366
Cash and cash equivalents:
Money market fund	8,669	—	8,669
Total	$4,628,035	$—	$4,628,035
*See the condensed schedule of investments for further description.

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$4,046,127	$—	$4,046,127
Cash and cash equivalents:
Money market funds	45,790,925	—	45,790,925
U.S. government sponsored enterprise notes*	—	8,075,134	8,075,134
Total	$49,837,052	$8,075,134	$57,912,186
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2010 and 2009, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.       Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments.  At December 31, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,692,012	$(287,766)	$1,404,246
Currency	3,856,198	(484,687)	3,371,511
Energy	948,198	(1,179,697)	(231,499)
Interest rate	376,551	(445,887)	(69,336)
Metal	2,923,850	(2,795,057)	128,793
Stock index	174,685	(159,034)	15,651
Net unrealized gain on open futures contracts	$9,971,494	$(5,352,128)	$4,619,366

At December 31, 2010, there were 5,918 open futures contracts.

December 31, 2009	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,039,795	$(219,485)	$820,310
Currency	462,740	(370,910)	91,830
Energy	21,087	(430,547)	(409,460)
Interest rate	1,915,783	(352,589)	1,563,194
Metal	3,170,299	(1,772,590)	1,397,709
Stock index	582,780	(236)	582,544
Net unrealized gain on open futures contracts	$7,192,484	$(3,146,357)	$4,046,127

At December 31, 2009, there were 3,406 open futures contracts.

For the years ended December 31, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	2010		2009
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$2,048,515	$583,936	$(791,183)	$(959,662)
Currency	1,770,813	3,279,681	665,348	(532,829)
Energy	(4,308,346)	177,961	(2,888,587)	(1,002,743)
Interest rate	8,126,210	(1,632,530)	1,909,327	(2,454,368)
Metal	1,611,675	(1,268,916)	2,907,063	(598,309)
Stock index	164,860	(566,893)	(1,033,500)	468,190
Total futures contracts	$9,413,727	$573,239	$768,468	$(5,079,721)

For the years ended December 31, 2010 and 2009, the number of futures contracts closed was 37,677 and 21,695, respectively.

4.	General Partner

At December 31, 2010 and 2009, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.  At December 31, 2009, the beneficiary of the sole shareholder of the General Partner had an investment of 21.5210 Units, with a value of $54,576.  During 2010, the beneficiary of the sole shareholder redeemed all of its investment.

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

Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund.  Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At December 31, 2010 and 2009, the Fund had margin requirements of $12,546,070 and $6,228,904, respectively.

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

For the years ended December 31, 2010 and 2009, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $151,467 and $192,588, respectively.  Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the years ended December 31, 2010 and 2009, the General Partner voluntarily waived $183,186 and $178,127, respectively, of administrative expenses of the Fund.  Such amounts were included in Administrative expenses waived in the statements of operations.

At December 31, 2010 and 2009, $44,012 and $138,147, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At December 31, 2010 and 2009, the Fund received advance subscriptions of $1,141,953 and $767,147, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

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

The Fund utilizes UBS as its cash management securities broker for the investment of some excess margin amounts into short-term fixed income instruments including commercial paper, U.S. Treasury securities and U.S. government sponsored enterprise notes with durations of less than one year.

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2010 and 2009, assuming the unit was outstanding throughout the entire year:

	2010	2009
Per Unit Operating Performance
Net asset value per Unit at beginning of year	$2,535.94	$2,847.19
Income (loss) from operations
Gain (loss) from trading (1)	340.51	(172.67)
Net investment loss (1)	(144.35)	(138.58)
Total income (loss) from operations	196.16	(311.25)

Net asset value per Unit at end of year	$2,732.10	$2,535.94

Total return	7.74%	(10.93)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee and General Partner 1% allocation (2) (3)	5.94%	5.91%
Trading Advisor incentive fee (4)	0.00%	0.00%
General Partner 1% allocation	0.08%	(0.12)%
Total expenses	6.02%	5.79%

Net investment loss (2) (3)	(5.69)%	(5.23)%

Total returns are calculated based on the change in value of a Unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Units outstanding during the year.  Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per Unit due to the timing of trading gains and losses during the year relative to the number of Units outstanding.

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the years ended December 31, 2010 and 2009, the ratios are net of 0.46% and 0.53%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from trading in the statements of operations.  The resulting amount is divided by the average net asset value for the year.

(4) Ratio represents less than 0.01% of the average net asset value.