Form 10-Q
period 2011-03-31
SAGE FUND LP
filed 2011-05-13
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [   ]     No [ X ]

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$14,069,734	$21,054,325
Net unrealized gain on open futures contracts	146,516	4,619,366
Interest receivable	-	5,265
Total equity in broker trading accounts	14,216,250	25,678,956
Cash and cash equivalents	55,094,654	52,810,375
General Partner 1% allocation receivable	122,395	-
Total assets	$69,433,299	$78,489,331

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$55,925	$64,642
Trading Advisor incentive fee payable	-	1,684
Commissions and other trading fees payable on open contracts	11,220	16,047
General Partner management fee payable	61,564	70,774
General Partner 1% allocation payable	-	56,532
Selling Agent fees payable - General Partner	167,902	193,019
Administrative expenses payable - General Partner	37,251	44,012
Redemptions payable	765,009	424,209
Subscriptions received in advance	2,072,303	1,141,953
Total liabilities	3,171,174	2,012,872
Partners’ Capital (Net Asset Value)
Class A Interests – 28,686.9486 units and 27,991.7912 units outstanding
at March 31, 2011 and December 31, 2010, respectively	66,262,125	76,476,459
Total liabilities and partners' capital (net asset value)	$69,433,299	$78,489,331

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
	Agricultural	$262,634	0.40%
	Currency	130,370	0.20%
	Energy	305,284	0.46%
	Interest rate	(113,206)	(0.17)%
	Metal	(56,982)	(0.09)%
	Stock index	270,586	0.41%
	Net unrealized gain on open long U.S. futures contracts	798,686	1.21%

Short U.S. Futures Contracts
	Agricultural	(254,521)	(0.38)%
	Currency	(35,204)	(0.05)%
	Energy	(154,083)	(0.23)%
	Interest rate	(40,453)	(0.06)%
	Metal (1)	(683,867)	(1.03)%
	Stock index	(47,700)	(0.07)%
	Net unrealized loss on open short U.S. futures contracts	(1,215,828)	(1.82)%

	Total U.S. Futures Contracts Net unrealized loss on open U.S. futures contracts	(417,142)	(0.61)%

Long Foreign Futures Contracts
	Agricultural	(43,856)	(0.07)%
	Currency	418,764	0.63%
	Energy	131,754	0.20%
	Interest rate	(77,790)	(0.12)%
	Metal	42,667	0.06%
	Stock index	104,931	0.16%
	Net unrealized gain on open long foreign futures contracts	576,470	0.86%

Short Foreign Futures Contracts
	Agricultural	(20,365)	(0.03)%
	Currency	316,944	0.48%
	Interest rate	297,734	0.45%
	Metal	(20,985)	(0.03)%
	Stock index	(586,140)	(0.88)%
	Net unrealized loss on open short foreign futures contracts	(12,812)	(0.01)%

	Total Foreign Futures Contracts Net unrealized gain on open foreign futures contracts	563,658	0.85%

	Net unrealized gain on open futures contracts	$146,516	0.24%

(1) No individual futures contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2010
(Audited)

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

Sage Fund Limited Partnership
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Trading Gain (Loss)
Net realized gain (loss)	$(6,726,654)	$1,707,435
Net change in unrealized gain (loss)	(4,472,850)	720,631
Brokerage commissions and trading expenses	(74,903)	(31,496)
Net gain (loss) from trading	(11,274,407)	2,396,570

Income
Interest income	64,482	27,942
Expenses
Trading Advisor management fee	176,179	183,795
Selling Agent fees – General Partner	527,725	551,452
Administrative expenses – General Partner	300,735	251,755
General Partner management fee	193,499	202,199
General Partner 1% allocation	(122,395)	13,489
Total expenses	1,075,743	1,202,690
Administrative expenses waived	(168,515)	(113,627)
Net total expenses	907,228	1,089,063
Net investment loss	(842,746)	(1,061,121)
Net Income (Loss)	$(12,117,153)	$1,335,449

	Three Months Ended March 31,
	2011	2010
Increase (decrease) in net asset value per Unit	$(422.26)	$45.19

Net income (loss) per Unit	$(428.33)	$46.25
(based on weighted average number of units outstanding during the period)

Weighted average number of Units outstanding	28,289.4984	28,876.1688

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(12,117,153)	$1,335,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	4,472,850	(720,631)
Changes in
Interest receivable	5,265	(2,880)
Government sponsored enterprise notes	-	8,075,134
Trading Advisor management fee payable	(8,717)	336
Trading Advisor incentive fee payable	(1,684)	-
Commissions and other trading fees payable on open contracts	(4,827)	1,271
General Partner management fee payable	(9,210)	2,193
General Partner 1% allocation receivable/payable	(178,927)	95,153
Selling Agent fees payable – General Partner	(25,117)	5,983
Administrative expenses payable – General Partner	(6,761)	(127)
Net cash provided by (used in) operating activities	(7,874,281)	8,791,881

Cash flows from financing activities
Subscriptions	2,292,864	1,425,477
Subscriptions received in advance	2,072,303	183,019
Redemptions	(1,191,198)	(1,194,754)
Net cash provided by financing activities	3,173,969	413,742

Net increase (decrease) in cash and cash equivalents	(4,700,312)	9,205,623
Cash and cash equivalents, beginning of period	73,864,700	62,332,730
Cash and cash equivalents, end of period	$69,164,388	$71,538,353

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$14,069,734	$16,988,951
Cash and cash equivalents	55,094,654	54,549,402
Total end of period cash and cash equivalents	$69,164,388	$71,538,353

Supplemental disclosure of cash flow information
Prior period redemptions paid	$424,209	$199,956
Prior period subscriptions received in advance	$1,141,953	$767,147

Supplemental schedule of non-cash financing activities
Redemptions payable	$765,009	$1,109,247

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Units	Amount
Three Months Ended March 31, 2011
Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss		(12,117,153)
Subscriptions	1,329.6685	3,434,817
Redemptions	(634.5111)	(1,531,998)
Balance at March 31, 2011	28,686.9486	$66,262,125

Three Months Ended March 31, 2010
Balance at December 31, 2009	28,805.7820	$73,049,616
Net income		1,335,449
Subscriptions	877.8792	2,192,624
Redemptions	(830.5567)	(2,104,045)
Balance at March 31, 2010	28,853.1045	$74,473,644

Net Asset Value Per Unit

March 31, 2011	$2,309.84
December 31, 2010	$2,732.10
March 31, 2010	$2,581.13
December 31, 2009	$2,535.94

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

Altis Partners (Jersey) Ltd. (“Trading Advisor”) is the sole trading advisor for the Fund.  The Trading Advisor uses the Altis Global Futures Portfolio (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets.

Significant Accounting Policies

Accounting Principles
The Fund’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended March 31, 2011 and December 31, 2010, there were no such transfers between levels.

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

Cash and Cash Equivalents
Cash and cash equivalents may include cash, money market accounts and short-term investments with maturities of three months or less at the date of acquisition and that are not held for sale in the normal course of business. The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through March 31, 2011.  With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2007.

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

Reclassification
Certain reclassifications have been made in the 2010 financial statements and notes to conform to the 2011 presentation, without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2011
Level 1
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$146,516
Cash and cash equivalents:
Money market fund	8,672
Total	$155,188

*See the condensed schedule of investments for further description.

At December 31, 2010
Level 1
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$4,619,366
Cash and cash equivalents:
Money market fund	8,669
Total	$4,628,035

*See the condensed schedule of investments for further description.

There were no Level 2 or 3 holdings at March 31, 2011 or December 31, 2010, and no Level 3 holdings during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments.  At March 31, 2011 and December 31, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

March 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$542,203	$(598,311)	$(56,108)
Currency	1,346,735	(515,861)	830,874
Energy	464,435	(181,480)	282,955
Interest rate	445,661	(379,376)	66,285
Metal	1,578,012	(2,297,179)	(719,167)
Stock index	389,108	(647,431)	(258,323)
Net unrealized gain on open futures contracts	$4,766,154	$(4,619,638)	$146,516

At March 31, 2011, there were 5,129 open futures contracts.

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,692,012	$(287,766)	$1,404,246
Currency	3,856,198	(484,687)	3,371,511
Energy	948,198	(1,179,697)	(231,499)
Interest rate	376,551	(445,887)	(69,336)
Metal	2,923,850	(2,795,057)	128,793
Stock index	174,685	(159,034)	15,651
Net unrealized gain on open futures contracts	$9,971,494	$(5,352,128)	$4,619,366

At December 31, 2010, there were 5,918 open futures contracts.

For the three months ended March 31, 2011 and 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	2011		2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$621,966	$(1,460,354)	$109,522	$(42,398)
Currency	(4,353,919)	(2,540,637)	1,761,195	(228,569)
Energy	(417,824)	514,454	(1,396,281)	2,066,965
Interest rate	(453,410)	135,621	572,878	428,435
Metal	(699,678)	(847,960)	725,405	(1,334,442)
Stock index	(1,400,137)	(273,974)	(62,224)	(169,360)
Total futures contracts	$(6,703,002)	$(4,472,850)	$1,710,495	$720,631

For the three months ended March 31, 2011 and 2010, the number of futures contracts closed was 14,894 and 4,936, respectively.

4.	General Partner

At March 31, 2011 and December 31, 2010, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.  During 2010, the beneficiary of the sole shareholder of the General Partner redeemed his investment of 21.5210 Units.

The General Partner earns the following compensation:

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

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a management fee, payable monthly in arrears, equal to 1/12th of 1% of allocated net assets (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 25% of new trading profits (as defined in the advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At March 31, 2011 and December 31, 2010, the Fund had margin requirements of $9,907,578 and $12,546,070, respectively.

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

For the three months ended March 31, 2011 and 2010, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $124,442 and $67,584, respectively.  Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended March 31, 2011 and 2010, the General Partner voluntarily waived $44,073 and $46,043, respectively, of administrative expenses of the Fund.  Such amounts were included in Administrative expenses waived in the statements of operations.

At March 31, 2011 and December 31, 2010, $37,251 and $44,012, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2011 and December 31, 2010, the Fund received advance subscriptions of $2,072,303 and $1,141,953, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers will manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2011, the statements of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2011 and 2010, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2011, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other financial ratios for the three months ended March 31, 2011 and 2010, assuming the Unit was outstanding throughout the entire period:

	2011	2010
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$2,732.10	$2,535.94
Income (loss) from operations
Gain (loss) from trading (1)	(392.47)	81.94
Net investment loss (1)	(29.79)	(36.75)
Total income (loss) from operations	(422.26)	45.19

Net asset value per Unit at end of period	$2,309.84	$2,581.13

Total return (5)	(15.46)%	1.78%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	5.77%	5.92%
General Partner 1% allocation (5)	(0.17)%	0.02%
Total expenses	5.60%	5.94%

Net investment loss (2) (3) (4) (6)	(5.41)%	(5.76)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended March 31, 2011 and 2010, the ratios are net of 0.94% and 0.63%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

(6) Ratio excludes General Partner 1% allocation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers will manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

The Fund’s objective in retaining the Cash Managers to provide cash management services is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.  There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Liquidity

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

Results of Operations

The returns for Units for the three months ended March 31, 2011 and 2010 were (15.46)% and 1.78%, respectively.  Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2011

January

The Fund finished 7.04% lower this month as losses from foreign currencies, equity indices and metals offset profits from agricultural commodities, energy and interest rate instruments.  The most significant losses came from the Fund’s positions in international currencies as several foreign exchange prices reversed direction in response to positive economic news in both the US and Europe. Cross-currency trades in several markets, including the British pound/Japanese yen, euro/Australian dollar, and British pound/ Australian dollar all reversed and moved against the Fund’s positions during the month.  In agricultural commodities, rising prices in cotton, corn and sugar contributed additional profits.  In other sectors, results were mixed leading to flat performance in metals, interest rate instruments, energy and equity indices.

February

The Fund finished 0.83% lower this month as losses from foreign currencies, interest rate instruments, equity indices and metals offset profits from agricultural commodities and energy.  The most significant losses came from the Fund’s positions in international currencies as several foreign exchange prices reversed direction from previous trends in both Europe and Japan.  The most significant profits came from the Fund’s positions in energy as tensions in the Middle East, and especially in Libya, pushed oil prices higher benefiting the Funds’ long positions in that sector.  In agricultural commodities, rising prices in cotton, corn and sugar contributed additional profits.  In other sectors, results were mixed leading to flat performance in metals, interest rate instruments and equity indices. For the year the Fund was down 7.81% and for the last 12 months it was up 1.35%.

March

The Fund finished 8.29% lower this month with losses in agricultural commodities, energy, metals, and currencies offsetting profits from interest rate instruments.  The most significant losses came from the agricultural commodities sector where prices in many cases fell sharply early in the month.  Corn futures prices fell over 10% moving against the Fund’s long positions.  Events in Japan and Libya sent energy prices significantly higher.  The higher energy prices benefited the Fund’s long positions in that sector but losses from long positions in natural gas offset those profits leaving a net loss for the sector.  The same global events also generated reversals in global stock indices, which went against the Fund’s long positions and generated losses.  Although equity prices rebounded later in the month it wasn’t enough to offset the earlier losses.  Prices in interest rate instruments were mixed this month with losses offsetting profits in that sector.  For the year the Fund was down 15.46% and for the last 12 months it was down 10.51%.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2011.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the first quarter of 2011 were as follows:

	January	February	March	Total

Units redeemed	143.9412	159.3735	331.1964	634.5111
Average net asset value per Unit	$2,539.80	$2,518.66	$2,309.84	$2,414.46

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

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

Dated May 13, 2011	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)