Form 10-Q
period 2011-06-30
SAGE FUND LP
filed 2011-08-15
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [   ]     No [ X ]

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$16,530,812	$21,054,325
Net unrealized gain on open futures contracts	308,021	4,619,366
Interest receivable	234	5,265
Total equity in broker trading accounts	16,839,067	25,678,956
Cash and cash equivalents	3,738,947	52,810,375
Investments in securities, at fair value (cost: $34,333,712)	34,261,344	--
Certificates of deposit, at fair value (cost: $8,233,226)	8,232,457	--
General Partner 1% allocation receivable	188,935	--
Total assets	$63,260,750	$78,489,331

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$52,861	$64,642
Trading Advisor incentive fee payable	--	1,684
Commissions and other trading fees payable on open contracts	8,645	16,047
General Partner management fee payable	57,694	70,774
General Partner 1% allocation payable	--	56,532
Selling Agent fees payable - General Partner	157,346	193,019
Administrative expenses payable - General Partner	39,414	44,012
Cash manager fees payable	22,005	--
Redemptions payable	1,074,064	424,209
Subscriptions received in advance	161,214	1,141,953
Total liabilities	1,573,243	2,012,872
Partners’ Capital (Net Asset Value)
Class A Interests 29,509.0026 units and 27,991.7912 units outstanding
at June 30, 2011 and December 31, 2010, respectively	61,687,507	76,476,459
Total liabilities and partners' capital (net asset value)	$63,260,750	$78,489,331

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Dates	Name	Yield1
$160,000	7/7/11	U.S. Treasury Bill	0.06%	$160,000	0.26%
275,000	8/4/11	U.S. Treasury Bill	0.08%	274,996	0.45%
75,000	10/6/11	U.S. Treasury Bill	0.14%	74,993	0.12%
550,000	3/8/12	U.S. Treasury Bill	0.20%	549,637	0.89%
550,000	6/15/12	U.S. Treasury Note	1.88%	559,069	0.91%
200,000	7/31/12	U.S. Treasury Note	4.63%	213,306	0.35%
550,000	9/30/12	U.S. Treasury Note	0.38%	551,150	0.89%
400,000	11/30/12	U.S. Treasury Note	0.50%	401,152	0.65%
Total U.S. Treasury securities (cost: $2,782,885)				2,784,303	4.52%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$400,000	3/22/13	Federal Farm Credit Bank	0.75%	400,827	0.65%
250,000	6/20/12	Federal Home Loan Bank	1.88%	253,909	0.41%
250,000	6/27/12	Federal Home Loan Bank	0.25%	249,822	0.40%
250,000	7/24/12	Federal Home Loan Bank	0.35%	249,728	0.40%
600,000	8/22/12	Federal Home Loan Bank	1.75%	613,357	0.99%
200,000	12/28/12	Federal Home Loan Bank	0.50%	199,785	0.32%
200,000	1/16/13	Federal Home Loan Bank	1.50%	204,624	0.33%
250,000	10/26/12	Federal Home Loan Mortgage Corp	0.60%	250,337	0.41%
250,000	7/5/13	Federal Home Loan Mortgage Corp	0.75%	249,758	0.40%
500,000	5/18/12	Federal National Mortgage Association	4.88%	521,581	0.85%
200,000	7/30/12	Federal National Mortgage Association	1.13%	202,645	0.33%
Total U.S. government sponsored enterprise notes (cost: $3,410,523)				3,396,373	5.49%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$200,000	1/23/12	African Development Bank	1.88%	203,295	0.33%
200,000	3/21/12	Banque Europeenne d'Investissements	4.63%	208,653	0.34%
250,000	6/11/12	Societe de Financement de l'Economie Fr.	2.25%	254,432	0.41%
Total foreign government sponsored enterprise notes (cost: $667,015)				666,380	1.08%

Commercial Paper
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$190,000	9/1/11	Bank of America Corporation	0.19%	189,938	0.31%
190,000	7/14/11	Credit Suisse (USA), Inc.	0.20%	189,989	0.31%
190,000	9/19/11	Deutsche Bank Financial LLC	0.23%	189,903	0.31%
190,000	7/22/11	Intesa Funding LLC	0.25%	189,972	0.31%
145,000	7/11/11	UBS Finance (Delaware) LLC	0.11%	144,993	0.24%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Banks
$190,000	8/5/11	Coop. Centrale Raiffeisen-Boerenleenbank B.A. ook te noemen Rabobank	0.25%	$189,974	0.31%
190,000	8/10/11	DnB NOR ASA	0.22%	189,962	0.31%
200,000	9/12/11	The Bank of Nova Scotia	0.16%	199,935	0.32%

U.S. Diversifed Financial Services
$190,000	9/21/11	American Honda Finance Corporation	0.17%	189,931	0.31%
190,000	7/6/11	Metlife Funding, Inc.	0.11%	189,997	0.31%
400,000	8/12/11	BMW US CAPITAL LLC	0.31%	399,855	0.65%
190,000	7/5/11	BNP Paribas Finance Inc.	0.27%	189,996	0.31%
200,000	7/19/11	General Electric Capital Corporation	0.13%	199,987	0.32%
190,000	8/5/11	ING (U.S.) Funding LLC	0.27%	189,966	0.31%
200,000	7/18/11	National Rural Utilities Coop.	0.16%	199,990	0.32%
190,000	8/2/11	Nordea Investment Management N.A.	0.20%	189,970	0.31%
190,000	7/8/11	PACCAR Financial Corp.	0.21%	189,993	0.31%
190,000	7/28/11	Toyota Motor Credit Corporation	0.15%	189,979	0.31%

U.S. Oil and Gas
$250,000	7/1/11	Apache Corporation	0.27%	250,000	0.41%

Foreign Diversifed Financial Services and Utilities
$400,000	8/8/11	GDF Suez	0.18%	399,928	0.65%
250,000	11/8/11	Macquarie Bank Limited	0.42%	249,729	0.40%
Total commercial paper (cost: $4,512,698)				4,513,987	7.34%

Corporate Notes
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$100,000	8/15/11	Bank of America Corporation	0.36%	100,051	0.16%
550,000	1/30/14	Bank of America Corporation	1.69%	552,950	0.90%
200,000	7/27/12	BB&T Corporation	3.85%	209,874	0.34%
550,000	4/1/14	Citigroup Inc.	1.23%	543,933	0.88%
550,000	1/14/14	Credit Suisse AG	1.24%	553,680	0.90%
550,000	5/2/14	JPMorgan Chase & Co.	1.00%	550,378	0.89%
275,000	4/29/13	Morgan Stanley	1.25%	275,114	0.45%
550,000	1/9/14	Morgan Stanley	0.59%	536,950	0.87%
175,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	185,731	0.30%
640,000	2/7/14	The Goldman Sachs Group, Inc.	1.27%	635,914	1.03%
200,000	10/19/11	U.S. Central Federal Credit Union	0.27%	200,177	0.32%
200,000	1/31/13	Wells Fargo & Company	4.38%	213,581	0.35%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Banks
$550,000	1/10/14	BNP Paribas	1.19%	$547,412	0.89%
250,000	6/29/12	Commonwealth Bank of Australia	0.45%	249,941	0.41%
350,000	2/4/13	Coop. Centrale Raiffeisen-Boerenleenbank B.A. ook te noemen Rabobank	0.42%	350,240	0.57%
250,000	8/3/12	HSBC Bank PLC	0.72%	250,869	0.41%
250,000	1/18/13	HSBC Bank PLC	0.68%	250,505	0.41%
250,000	6/17/13	KfW Bankengruppe	0.20%	249,917	0.41%
250,000	6/15/12	National Australia Bank Limited	0.45%	249,959	0.41%
350,000	12/12/12	Royal Bank of Canada	0.40%	350,457	0.57%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	204,485	0.33%
100,000	12/14/12	Westpac Banking Corporation	1.90%	102,025	0.17%
550,000	3/31/14	Westpac Banking Corporation	0.98%	550,588	0.89%
200,000	1/13/12	ING Bank N.V.	0.91%	200,728	0.33%

U.S. Diversified Financial Services
$250,000	6/29/12	American Honda Finance Corporation	0.35%	250,005	0.41%
200,000	5/24/13	BlackRock, Inc.	0.56%	200,092	0.32%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	205,305	0.33%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.59%	55,289	0.09%
250,000	8/16/11	Credit Suisse (USA), Inc.	0.46%	250,207	0.41%
100,000	6/15/12	General Electric Capital Corporation	6.00%	105,411	0.17%
250,000	1/8/13	General Electric Capital Corporation	2.80%	259,709	0.42%
550,000	1/15/14	HSBC Finance Corporation	0.53%	541,630	0.88%
300,000	3/15/12	John Deere Capital Corporation	7.00%	320,116	0.52%
275,000	10/1/12	John Deere Capital Corporation	5.25%	294,279	0.48%
400,000	7/16/12	Massmutual Global Funding II	3.63%	417,765	0.68%
250,000	2/15/12	Principal Life Global Funding I	6.25%	264,538	0.43%

U.S. Insurance
$200,000	2/11/13	Berkshire Hathaway Inc.	0.70%	201,282	0.33%
550,000	4/4/14	MetLife Institutional Funding II	1.20%	552,769	0.90%
250,000	11/9/11	Metropolitan Life Global Funding I	5.13%	255,934	0.41%
200,000	9/17/12	Metropolitan Life Global Funding I	2.88%	206,053	0.33%
250,000	8/22/12	New York Life Global Funding	0.31%	250,129	0.41%
250,000	12/14/12	New York Life Global Funding	2.25%	255,415	0.41%
200,000	6/25/12	Pricoa Global Funding I	4.63%	206,150	0.33%

U.S. Computers
$550,000	4/1/14	Dell Inc.	0.91%	554,932	0.90%
250,000	3/1/12	Hewlett-Packard Company	0.36%	250,382	0.41%
275,000	5/30/14	Hewlett-Packard Company	0.65%	276,443	0.45%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Industrial
$200,000	8/13/12	Archer-Daniels-Midland Company	0.42%	$200,481	0.32%
530,000	7/15/11	Burlington Northern Santa Fe, LLC	6.75%	547,367	0.89%
125,000	3/1/12	Coca-Cola Refreshments USA, Inc.	3.75%	129,298	0.21%
380,000	8/15/13	Coca-Cola Refreshments USA, Inc.	5.00%	419,661	0.68%
264,000	9/8/11	Daimler North America Corporation	5.75%	271,148	0.44%
310,000	6/21/13	Danaher Corporation	0.50%	310,462	0.50%
200,000	4/1/12	McDonnell Douglas Corporation	9.75%	217,997	0.35%
275,000	2/10/14	Novartis Capital Corporation	4.13%	300,817	0.49%
290,000	3/1/14	Roche Holdings, Inc.	5.00%	322,321	0.52%
200,000	5/15/13	Texas Instruments Incorporated	0.44%	200,651	0.33%
275,000	11/20/12	The Boeing Company	1.88%	279,919	0.45%
275,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	279,538	0.45%

Foreign Industrial
$250,000	3/28/13	Sanofi	0.45%	250,518	0.41%
260,000	3/28/14	Sanofi	0.56%	261,298	0.42%
550,000	3/21/14	Teva Pharmaceutical Finance III BV	0.75%	552,267	0.90%
200,000	2/27/12	Vodafone Group Public Limited Company	0.53%	200,302	0.32%

U.S. Telecommunications
$140,000	3/14/14	Cisco Systems, Inc.	0.50%	140,428	0.23%
540,000	5/1/12	New Cingular Wireless Services, Inc.	8.13%	579,849	0.94%
330,000	3/28/14	Verizon Communications, Inc.	0.86%	333,108	0.54%
220,000	6/15/12	Verizon Global Funding Corp.	6.88%	233,410	0.38%

U.S. Utilities, Oil and Gas
$275,000	10/15/12	ConocoPhillips	4.75%	292,194	0.47%
250,000	11/1/11	Consolidated Natural Gas Company	6.25%	257,132	0.42%
550,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	582,425	0.94%
275,000	12/13/13	Occidental Petroleum Corporation	1.45%	278,212	0.45%

Foreign Utilities, Oil and Gas
$525,000	3/10/12	BP Capital Markets P.L.C.	3.13%	539,147	0.87%
200,000	9/22/11	Shell International Finance B.V.	1.30%	201,169	0.33%
175,000	3/25/13	Shell International Finance B.V.	1.88%	179,647	0.29%
250,000	5/13/13	Total Capital Canada Ltd.	0.35%	250,241	0.41%
Total corporate notes (cost: $22,960,591)				22,900,301	37.16%

Total investments in securities (cost: $34,333,712)				$34,261,344	55.59%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit
Face Value	Maturity Dates	Name	Yield1
Foreign Government Sponsored Enterprise
$350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.27%	$350,122	0.57%

U.S. Bank
$250,000	3/1/13	PNC Bank, National Association	0.35%	249,285	0.40%

Foreign Banks
$250,000	3/9/12	BNP Paribas	0.56%	250,082	0.41%
250,000	4/10/12	BNP Paribas	0.77%	250,664	0.41%
250,000	11/5/12	Canadian Imperial Bank of Commerce	0.47%	250,187	0.41%
300,000	7/21/11	Commerzbank Aktiengesellschaft	0.27%	300,160	0.49%
250,000	7/15/11	Credit Agricole Corp. and Invest. Bank	0.27%	250,158	0.41%
250,000	8/1/11	Credit Agricole Corp. and Invest. Bank	0.23%	250,107	0.41%
300,000	10/20/11	Credit Industriel et Commercial	0.44%	300,264	0.49%
250,000	12/1/11	Credit Suisse Group AG	0.55%	250,331	0.41%
500,000	4/4/12	Deutsche Bank Aktiengesellschaft	0.45%	500,363	0.81%
250,000	9/26/11	Lloyds TSB Bank PLC	0.27%	250,069	0.41%
250,000	5/8/12	Nordea Bank Finland Abp	0.40%	250,144	0.41%
200,000	11/13/12	Nordea Bank Finland Abp	0.46%	200,126	0.32%
250,000	8/12/11	Societe Generale	0.32%	250,208	0.41%
300,000	10/21/11	Svenska Handelsbanken AB (publ)	0.29%	300,172	0.49%
250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,160	0.41%
200,000	6/11/12	The Bank of Nova Scotia	0.45%	200,384	0.32%
350,000	4/25/12	UBS AG	0.55%	350,348	0.57%
500,000	5/3/12	Westpac Banking Corporation	0.40%	500,317	0.81%

Yankee Dollar, Foreign Banks
$550,000	3/17/14	Commonwealth Bank of Australia	0.98%	552,184	0.90%
275,000	4/14/14	Danske Bank A/S	1.33%	275,825	0.45%
550,000	3/15/13	ING Bank N.V.	1.30%	551,328	0.89%
550,000	4/11/14	Societe Generale	1.33%	546,307	0.89%
550,000	4/1/14	Volkswagen International Finance N.V.	0.92%	553,162	0.90%

Total certificates of deposit (cost: $8,233,226)				$8,232,457	13.40%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$(300,305)	(0.49)%
Currency	90,583	0.15%
Energy	(199,888)	(0.32)%
Interest rate	107,945	0.17%
Metal
LME Aluminum (160 contracts, Jul 2011 - Sep 2011)	(698,454)	(1.13)%
Other 2	652,272	1.06%
Stock index	102,634	0.17%
Net unrealized loss on open long U.S. futures contracts	(245,213)	(0.39)%

Short U.S. Futures Contracts
Agricultural	457,639	0.74%
Currency	1,780	0.00%
Energy	49,703	0.08%
Metal	(532,444)	(0.86)%
Stock index	(6,941)	(0.01)%
Net unrealized loss on open short U.S. futures contracts	(30,263)	(0.05)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(275,476)	(0.44)%

Long Foreign Futures Contracts
Agricultural	(80,994)	(0.13)%
Currency	171,303	0.28%
Energy	(19,582)	(0.03)%
Interest rate	(20,501)	(0.03)%
Metal	(87,661)	(0.14)%
Stock index	153,481	0.25%
Net unrealized gain on open long foreign futures contracts	116,046	0.20%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)

Short Foreign Futures Contracts
Agricultural	$(14,293)	(0.02)%
Currency	588,462	0.95%
Energy	(8,844)	(0.01)%
Interest rate	50,830	0.08%
Metal	14,281	0.02%
Stock index	(162,985)	(0.26)%
Net unrealized gain on open short foreign futures contracts	467,451	0.76%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	583,497	0.96%

Net unrealized gain on open futures contracts	$308,021	0.52%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposits.
2 No individual futures contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

	Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
	Agricultural (1)	$1,268,992	1.66%
	Currency	458,322	0.60%
	Energy	608,067	0.80%
	Interest rate	188,147	0.25%
	Metal
	LME Copper U.S. (54 contracts, Jan 2011 - Apr 2011)	1,121,063	1.47%
	Other (1)	1,659,779	2.17%
	Stock index	12,632	0.02%
Net unrealized gain on open long U.S. futures contracts		5,317,002	6.97%

Short U.S. Futures Contracts
	Agricultural	(183,030)	(0.24)%
	Currency	(281,316)	(0.37)%
	Energy (1)	(1,150,945)	(1.50)%
	Interest rate	(59,969)	(0.08)%
	Metal
	LME Zinc U.S. (122 contracts, Jan 2011 - Apr 2011)	(898,888)	(1.18)%
	Other (1)	(1,849,621)	(2.42)%
	Stock index	1,800	0.00%
Net unrealized loss on open short U.S. futures contracts		(4,421,969)	(5.79)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts		895,033	1.18%

Long Foreign Futures Contracts
	Agricultural	384,170	0.50%
	Currency	158,179	0.21%
	Energy	311,379	0.41%
	Interest rate	27,862	0.04%
	Metal	96460	0.13%
	Stock index	(48,932)	(0.06)%
Net unrealized gain on open long foreign futures contracts		929,118	1.23%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)

Short Foreign Futures Contracts
Agricultural	(65,886)	(0.09)%
Currency (1)	3,036,326	3.97%
Interest rate	(225,376)	(0.29)%
Stock index	50,151	0.07%
Net unrealized gain on open short foreign futures contracts	2,795,215	3.66%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	3,724,333	4.89%

Net unrealized gain on open futures contracts	$4,619,366	6.07%

(1) No individual futures contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trading Loss
Net realized gain (loss)	$(5,805,200)	$135,935	$(12,531,854)	$1,843,370
Net change in unrealized gain (loss)	161,505	(4,919,079)	(4,311,345)	(4,198,448)
Brokerage commissions and trading expenses	(64,145)	(62,229)	(139,048)	(93,725)
Net loss from trading	(5,707,840)	(4,845,373)	(16,982,247)	(2,448,803)

Net Investment Loss
Income
Interest income	43,725	72,680	108,207	100,622
Expenses
Trading Advisor management fee	165,987	183,953	342,166	367,748
Selling Agent fees	495,821	536,380	1,023,546	1,087,832
Administrative expenses – General Partner	221,603	204,434	522,338	456,189
Cash manager fees	22,005	--	22,005	--
General Partner management fee	181,801	196,673	375,300	398,872
General Partner 1% allocation	(66,540)	(58,241)	(188,935)	(44,752)
Total expenses	1,020,677	1,063,199	2,096,420	2,265,889
Administrative expenses waived	(97,405)	(69,956)	(265,920)	(183,583)
Net total expenses	923,272	993,243	1,830,500	2,082,306
Net investment loss	(879,547)	(920,563)	(1,722,293)	(1,981,684)
Net Loss	$(6,587,387)	$(5,765,936)	$(18,704,540)	$(4,430,487)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Decrease in net asset value per Unit	$(219.38)	$(201.35)	$(641.64)	$(156.16)

Net loss per Unit	$(225.16)	$(202.24)	$(649.80)	$(154.53)
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	29,255.8482	28,510.7849	28,784.9196	28,670.6729

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net loss	$(18,704,540)	$(4,430,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures trading	4,311,345	4,198,448
Purchases of securities and certificates of deposit	(53,642,119)	--
Proceeds from disposition of securities and certificates of deposit	11,099,968	8,087,756
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	48,350	(12,622)
Changes in
Interest receivable	5,031	1,134
General Partner 1% allocation receivable/payable	(245,467)	36,912
Trading Advisor management fee payable	(11,781)	(64,425)
Trading Advisor incentive fee payable	(1,684)	--
Selling Agent fees payable	(35,673)	(12,899)
Administrative expenses payable – General Partner	(4,598)	(16,031)
Cash manager fees payable	22,005	--
Commissions and other trading fees payable on open contracts	(7,402)	18,800
General Partner management fee payable	(13,080)	(4,730)
Net cash provided by (used in) operating activities	(57,179,645)	7,801,856

Cash flows from financing activities
Subscriptions	6,834,397	2,443,022
Subscriptions received in advance	161,214	890,913
Redemptions	(3,410,907)	(3,850,153)
Net cash provided by (used in) financing activities	3,584,704	(516,218)

Net increase (decrease) in cash and cash equivalents	(53,594,941)	7,285,638
Cash and cash equivalents, beginning of period	73,864,700	62,332,730
Cash and cash equivalents, end of period	$20,269,759	$69,618,368

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$16,530,812	$14,544,743
Cash and cash equivalents	3,738,947	55,073,625
Total end of period cash and cash equivalents	$20,269,759	$69,618,368

Supplemental disclosure of cash flow information
Prior period redemptions paid	$424,209	$199,956
Prior period subscriptions received in advance	$1,141,953	$767,147

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,074,064	$916,918

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units	Amount
Six Months Ended June 30, 2011
Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss	--	(18,704,540)
Subscriptions	3,321.6729	7,976,350
Redemptions	(1,804.4615)	(4,060,762)
Balance at June 30, 2011	29,509.0026	$61,687,507

Six Months Ended June 30, 2010
Balance at December 31, 2009	28,805.7820	$73,049,616
Net loss	--	(4,430,487)
Subscriptions	1,279.7977	3,210,169
Redemptions	(1,821.4942)	(4,567,115)
Balance at June 30, 2010	28,264.0855	$67,262,183

Net Asset Value Per Unit

June 30, 2011	$2,090.46
December 31, 2010	$2,732.10
June 30, 2010	$2,379.78
December 31, 2009	$2,535.94

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

Revenue Recognition
Futures contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

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

Level 2 – Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts, certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended June 30, 2011 and December 31, 2010, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments.  Commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificate of deposits, corporate notes and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through June 30, 2011.  With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2007.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$308,021	$--	$308,021
Cash and cash equivalents:
Money market fund	3,121,836	--	3,121,836
Investments in securities:
U.S. Treasury securities*	2,784,303	--	2,784,303
U.S. government sponsored enterprise notes*	--	3,396,373	3,396,373
Foreign government sponsored enterprise notes*	--	666,380	666,380
Commercial paper*	--	4,513,987	4,513,987
Corporate notes*	--	22,900,301	22,900,301
Certificates of deposit*	--	8,232,457	8,232,457
Total	$6,214,160	$39,709,498	$45,923,658

*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$4,619,366	$--	$4,619,366
Cash and cash equivalents:
Money market fund	8,669	--	8,669
Total	$4,628,035	$--	$4,628,035

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2011 or December 31, 2010, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments.  At June 30, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$683,159	$(621,112)	$62,047
Currency	924,067	(71,939)	852,128
Energy	158,839	(337,450)	(178,611)
Interest rate	550,000	(411,726)	138,274
Metal	1,343,775	(1,995,781)	(652,006)
Stock index	256,115	(169,926)	86,189
Net unrealized gain on open futures contracts	$3,915,955	$(3,607,934)	$308,021

At June 30, 2011, there were 4,230 open futures contracts.

For the three and six months ended June 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(2,522,658)	$118,155	$(1,900,692)	$(1,342,199)
Currency	2,413,370	21,254	(1,940,549)	(2,519,383)
Energy	(1,552,564)	(461,566)	(1,970,388)	52,888
Interest rate	578,276	71,989	124,866	207,610
Metal	(1,651,389)	67,161	(2,351,067)	(780,799)
Stock index	(3,082,771)	344,512	(4,482,908)	70,538
Total futures contracts	$(5,817,736)	$161,505	$(12,520,738)	$(4,311,345)

For the three and six months ended June 30, 2011, the number of futures contracts closed was 12,611 and 27,505, respectively.

At December 31, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,692,012	$(287,766)	$1,404,246
Currency	3,856,198	(484,687)	3,371,511
Energy	948,198	(1,179,697)	(231,499)
Interest rate	376,551	(445,887)	(69,336)
Metal	2,923,850	(2,795,057)	128,793
Stock index	174,685	(159,034)	15,651
Net unrealized gain on open futures contracts	$9,971,494	$(5,352,128)	$4,619,366

At December 31, 2010, there were 5,918 open futures contracts.

For the three and six months ended June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(367,171)	$(621,371)	$(257,649)	$(663,769)
Currency	112,204	(1,331,845)	1,873,399	(1,560,414)
Energy	(719,837)	(1,956,924)	(2,116,118)	110,041
Interest rate	3,939,801	1,542,454	4,512,679	1,970,889
Metal	(273,584)	(531,504)	451,821	(1,865,946)
Stock index	(2,482,022)	(2,019,889)	(2,544,246)	(2,189,249)
Total futures contracts	$209,391	$(4,919,079)	$1,919,886	$(4,198,448)

For the three and six months ended June 30, 2010, the number of futures contracts closed was 7,520 and 12,456, respectively.

4.	General Partner

At June 30, 2011 and December 31, 2010, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.  During 2010, the beneficiary of the sole shareholder of the General Partner redeemed his investment of 21.5210 Units.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At June 30, 2011 and December 31, 2010, the Fund had margin requirements of $7,512,565 and $12,546,070, respectively.

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

For the three months ended June 30, 2011 and 2010, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $56,005 and $25,131, respectively.  For the six months ended June 30, 2011 and 2010, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $180,447 and $92,716, respectively.  Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended June 30, 2011 and 2010, the General Partner voluntarily waived $41,400 and $44,825, respectively, of administrative expenses of the Fund.  During the six months ended June 30, 2011 and 2010, the General Partner voluntarily waived $85,473 and $90,867, respectively, of administrative expenses of the Fund.  Such amounts were included in Administrative expenses waived in the statements of operations.

At June 30, 2011 and December 31, 2010, $39,414 and $44,012, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2011 and December 31, 2010, the Fund received advance subscriptions of $161,214 and $1,141,953, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.   Prior to April 2011, the Fund utilizes UBS as its cash management securities broker for the investment of some excess margin amounts into short-term fixed income instruments.

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2011, the statements of operations for the three and six months ended June 30, 2011 and 2010, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2011 and 2010, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other financial ratios for the three and six months ended June 30, 2011 and 2010, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$2,309.84	$2,581.13	$2,732.10	$2,535.94
Loss from operations
Loss from trading(1)	(189.32)	(169.06)	(581.81)	(87.04)
Net investment loss(1)	(30.06)	(32.29)	(59.83)	(69.12)
Total loss from operations	(219.38)	(201.35)	(641.64)	(156.16)

Net asset value per Unit at end of period	$2,090.46	$2,379.78	$2,090.46	$2,379.78

Total return (5)	(9.50)%	(7.80%)	(23.49)%	(6.16%)

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.06%	5.88%	5.88%	5.93%
General Partner 1% allocation (5)	(0.10)%	(0.08)%	(0.28)%	(0.06)%
Total expenses	5.96%	5.80%	5.60%	5.87%

Net investment loss (2) (3) (4) (6)	(5.79)%	(5.47)%	(5.56)%	(5.65)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended June 30, 2011 and 2010, the ratios are net of 0.60% and 0.39%, respectively, and for the six months ended June 30, 2011 and 2010 the ratios are net of 0.77% and 0.51%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net loss from trading in the statements of operations.  The resulting amount is divided by the average net asset value for the period.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes General Partner 1% allocation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

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

Results of Operations

The returns for Units for the six months ended June 30, 2011 and 2010 were (23.49)% and (6.16)%, respectively.  Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

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

April

The Fund finished 2.01% higher this month with profits from currencies, metals, and energy offsetting losses from interest rate instruments, stock indices and agricultural commodities.  The most significant profits came from the foreign exchange markets, where the Fund’s long positions benefited from significant price appreciation in the Australian dollar relative to several other currencies including the U.S. dollar.  Precious metals, including silver and gold, continued to trend higher generating profits for the Fund, although a reversal in industrial metals offset some of those profits.  Oil product prices also pushed higher which benefited the Fund’s long positions, but losses from natural gas dampened gains for the energy sector.

May

The Fund finished 7.28% lower this month with losses from energy, foreign exchange, metals, equity indices and agricultural commodities offsetting profits from interest rate instruments.  An abrupt sell-off in physical commodities early in the month sent energy and precious metals prices sharply lower.  The most significant losses in these sectors came from long positions in light crude, Brent crude, silver and aluminum.  Reports that Greece was considering leaving the euro zone sparked a flight to safety that drove global indices lower and interest rate instruments and the U.S. dollar sharply higher.  While the market moves were profitable for the Fund’s long positions in interest rate instruments, they went against the Fund’s long positions in global indices and several foreign currencies which generated losses.  In agricultural commodities, losses were mostly in coffee, corn and sugar.

June

The fund finished 4.32% lower this month with losses in equity indices, energies, agricultural commodities and metals offsetting profits from currencies.  Although the markets were relatively quiet during the month, concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news.  A modest flight to quality sent equity prices lower and interest rate instruments higher for a second month in a row.  The fall in equity prices went against the Fund’s long positions.  Over the past several weeks, the Fund’s trading advisor has substantially reduced its long equity positions, reducing the impact.  The most significant profits came from positions in foreign currencies, where the Fund’s short positions benefited from price depreciation in the British Pound relative to several other major currencies.  In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower.  The decline in commodity prices was led by a substantial drop in energies prices and agricultural commodities, both of which went against the Fund’s long positions.

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

The Fund invests in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, certificates of deposit, commercial paper and corporate notes.  Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received.  The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures contracts and fixed-income investments.  The majority of the Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices.  The fair value of money market funds is based quoted market prices for identical shares.  U.S. Treasury securities, which are stated at fair value based on quoted market prices for identical assets in an active market.  Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market.  Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2011.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended June 30, 2011 were as follows:

	April	May	June	Total

Units redeemed	123.0881	533.0700	513.7923	1,169.9504
Average net asset value per Unit	$2,356.33	$2,184.82	$2,090.46	$2,161.43

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

Dated August 15, 2011	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)