Form 10-Q
period 2011-09-30
SAGE FUND LP
filed 2011-11-14
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐     No ☒

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$15,064,095	$21,054,325
Net unrealized gain on open futures contracts	3,768,284	4,619,366
Interest receivable	916	5,265
Total equity in broker trading accounts	18,833,295	25,678,956
Cash and cash equivalents	1,929,484	52,810,375
Investments in securities, at fair value (cost: $30,280,365)	29,877,830	—
Certificates of deposit, at fair value (cost: $6,683,226)	6,604,913	—
General Partner 1% allocation receivable	224,475	—
Total assets	$57,469,997	$78,489,331

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$98,205	$64,642
Trading Advisor incentive fee payable	—	1,684
Commissions and other trading fees payable on open contracts	6,725	16,047
General Partner management fee payable	52,368	70,774
General Partner 1% allocation payable	—	56,532
Selling Agent fees payable - General Partner	142,822	193,019
Administrative expenses payable - General Partner	35,777	44,012
Cash manager fees payable	19,788	—
Redemptions payable	994,023	424,209
Subscriptions received in advance	128,214	1,141,953
Due to affiliate	15,228	—
Total liabilities	1,493,150	2,012,872
Partners’ Capital (Net Asset Value)
Class A Interests 28,451.2474 units and 27,991.7912 units outstanding at September 30, 2011 and December 31, 2010, respectively	55,976,847	76,476,459
Total liabilities and partners' capital (net asset value)	$57,469,997	$78,489,331

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
September 30, 2011
(Unaudited)
		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Dates	Name	Yield1
$225,000	3/8/12	U.S. Treasury Bill	0.20%	$224,947	0.40%
75,000	2/29/12	U.S. Treasury Note	0.88%	75,300	0.13%
250,000	5/31/12	U.S. Treasury Note	4.75%	261,571	0.47%
825,000	6/15/12	U.S. Treasury Note	1.88%	839,504	1.50%
75,000	8/31/12	U.S. Treasury Note	0.38%	75,164	0.13%
300,000	9/30/12	U.S. Treasury Note	0.38%	300,601	0.54%
225,000	10/31/12	U.S. Treasury Note	3.88%	237,543	0.42%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,179	0.55%
Total U.S. Treasury securities (cost: $2,321,779)				2,319,809	4.14%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$250,000	6/20/12	Federal Home Loan Bank	1.88%	254,175	0.45%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,126	0.45%
250,000	7/24/12	Federal Home Loan Bank	0.35%	250,025	0.45%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,190	0.54%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,179	0.45%
600,000	8/22/12	Federal Home Loan Bank	1.75%	608,938	1.09%
200,000	10/5/12	Federal Home Loan Bank	0.31%	199,916	0.36%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,569	0.36%
200,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	199,796	0.36%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	201,773	0.36%
Total U.S. government sponsored enterprise notes (cost: $2,725,118)				2,718,687	4.87%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$200,000	1/23/12	African Development Bank	1.88%	201,587	0.36%
200,000	3/21/12	Banque Europeenne d'Investissements	4.63%	204,187	0.36%
250,000	6/11/12	Societe de Financement de l'Economie Fr.	2.25%	254,525	0.45%
Total foreign government sponsored enterprise notes (cost: $667,015)				660,299	1.17%

Commercial Paper
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$190,000	10/12/11	Credit Suisse (USA), Inc.	0.19%	189,989	0.34%
150,000	11/28/11	HSBC USA Inc.	0.18%	149,957	0.27%
190,000	10/17/11	UBS Finance (Delaware) LLC	0.24%	189,978	0.34%
170,000	10/5/11	Union Bank, National Association	0.18%	169,997	0.30%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Banks
$250,000	11/8/11	Macquarie Bank Limited	0.42%	$249,912	0.45%
190,000	10/6/11	Rabobank Nederland	0.16%	189,996	0.34%
200,000	12/13/11	The Bank of Nova Scotia	0.29%	199,884	0.36%
190,000	11/21/11	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.24%	189,935	0.34%

U.S. Charity
$150,000	10/20/11	The Salvation Army	0.17%	149,988	0.27%

U.S. Diversifed Financial Services
$140,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	139,879	0.25%
190,000	10/24/11	ING (U.S.) Funding LLC	0.20%	189,976	0.34%
190,000	10/14/11	Nordea Inv. Mgmt North America, Inc.	0.20%	189,986	0.34%
190,000	10/7/11	PACCAR Financial Corp.	0.15%	189,995	0.34%
190,000	11/4/11	Toyota Motor Credit Corporation	0.16%	189,971	0.34%
190,000	11/23/11	UOB Funding LLC	0.26%	189,922	0.34%

U.S. Electric Utility
$250,000	10/3/11	NextEra Energy Capital Holdings, Inc.	0.35%	249,995	0.45%

Foreign Electric Utility
$250,000	10/20/11	GDF Suez	0.19%	249,975	0.45%

U.S. Manufacturing
$200,000	10/25/11	BMW US Capital, LLC	0.32%	199,957	0.36%
250,000	10/6/11	Stanley Black & Decker, Inc.	0.28%	249,990	0.45%

Foreign Mining
$190,000	10/19/11	BHP Billiton Finance (USA) Limited	0.10%	189,990	0.34%

Foreign Oil and Gas
$200,000	11/3/11	Shell International Finance B.V.	0.08%	199,993	0.36%
Total commercial paper (cost: $4,108,036)				4,109,265	7.37%

Corporate Notes
Face Value	Maturity Dates	Name	Yield1
U.S. Aerospace
$200,000	4/1/12	McDonnell Douglas Corporation	9.75%	218,768	0.39%

U.S. Agricultural
$200,000	8/13/12	Archer-Daniels-Midland Company	0.45%	200,417	0.36%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$550,000	1/30/14	Bank of America Corporation	1.67%	$499,813	0.89%
200,000	7/27/12	BB&T Corporation	3.85%	205,906	0.37%
550,000	4/1/14	Citigroup Inc.	1.18%	528,156	0.94%
250,000	10/30/12	GMAC Inc.	1.75%	255,719	0.46%
550,000	5/2/14	JPMorgan Chase & Co.	1.10%	541,929	0.97%
275,000	4/29/13	Morgan Stanley	1.23%	260,467	0.47%
550,000	1/9/14	Morgan Stanley	0.55%	499,290	0.89%
175,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	179,952	0.32%
640,000	2/7/14	The Goldman Sachs Group, Inc.	1.27%	614,503	1.10%
200,000	1/31/13	Wells Fargo & Company	4.38%	209,006	0.37%

Foreign Banks
$550,000	1/10/14	BNP Paribas	1.15%	514,412	0.92%
250,000	6/29/12	Commonwealth Bank of Australia	0.57%	249,894	0.45%
550,000	1/14/14	Credit Suisse AG	1.21%	541,102	0.97%
250,000	8/3/12	HSBC Bank PLC	0.71%	250,336	0.45%
250,000	1/18/13	HSBC Bank PLC	0.65%	250,108	0.45%
100,000	1/13/12	ING Bank N.V.	0.88%	100,173	0.18%
100,000	1/13/12	ING Bank N.V.	0.88%	100,173	0.18%
100,000	1/13/12	ING Bank N.V.	0.88%	100,173	0.18%
250,000	6/17/13	KfW Bankengruppe	0.24%	249,889	0.45%
250,000	6/15/12	National Australia Bank Limited	0.55%	250,303	0.45%
350,000	2/4/13	Rabobank Nederland	0.41%	350,199	0.63%
350,000	12/12/12	Royal Bank of Canada	0.49%	350,288	0.63%
200,000	5/11/12	The Royal Bank of Scotland Public Limited Company	2.63%	204,568	0.37%
270,000	7/26/13	The Toronto-Dominion Bank	0.43%	270,145	0.48%
100,000	12/14/12	Westpac Banking Corporation	1.90%	102,213	0.18%

U.S. Beverages
$50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.61%	50,079	0.09%
125,000	3/1/12	Coca-Cola Refreshments USA, Inc.	3.75%	126,912	0.23%
380,000	8/15/13	Coca-Cola Refreshments USA, Inc.	5.00%	410,919	0.73%

U.S. Chemicals
$200,000	11/15/12	Praxair, Inc.	1.75%	203,776	0.36%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Computers
$550,000	4/1/14	Dell Inc.	0.85%	$552,949	0.99%
250,000	3/1/12	Hewlett-Packard Company	0.44%	249,692	0.45%
275,000	5/30/14	Hewlett-Packard Company	0.72%	267,396	0.48%
50,000	9/19/14	Hewlett-Packard Company	1.90%	50,220	0.09%

U.S. Consumer Products
$150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,729	0.27%
200,000	11/14/12	The Procter & Gamble Company	0.33%	200,467	0.36%

U.S. Diversified Financial Services
$250,000	6/29/12	American Honda Finance Corporation	0.47%	249,935	0.45%
200,000	5/24/13	BlackRock, Inc.	0.61%	199,967	0.36%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	204,465	0.37%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.54%	55,171	0.10%
100,000	6/15/12	General Electric Capital Corporation	6.00%	105,473	0.19%
250,000	1/8/13	General Electric Capital Corporation	2.80%	255,917	0.46%
550,000	1/15/14	HSBC Finance Corporation	0.50%	519,230	0.93%
300,000	3/15/12	John Deere Capital Corporation	7.00%	309,665	0.55%
275,000	10/1/12	John Deere Capital Corporation	5.25%	294,594	0.53%

U.S. Healthcare
$290,000	3/1/14	Roche Holdings, Inc.	5.00%	320,062	0.57%

U.S. Insurance
$200,000	2/11/13	Berkshire Hathaway Inc.	0.71%	200,579	0.36%
400,000	7/16/12	Massmutual Global Funding II	3.63%	411,387	0.73%
250,000	11/9/11	Metropolitan Life Global Funding I	5.13%	256,074	0.46%
200,000	9/17/12	Metropolitan Life Global Funding I	2.88%	203,394	0.36%
250,000	8/22/12	New York Life Global Funding	0.35%	250,108	0.45%
250,000	12/14/12	New York Life Global Funding	2.25%	254,843	0.46%
200,000	6/25/12	Pricoa Global Funding I	4.63%	207,579	0.37%
250,000	2/15/12	Principal Life Global Funding I	6.25%	256,657	0.46%

U.S. Manufacturing
$200,000	9/15/12	Cargill, Incorporated	5.60%	209,160	0.37%
410,000	6/21/13	Danaher Corporation	0.60%	410,869	0.73%

U.S. Oil and Gas
$250,000	11/1/11	Consolidated Natural Gas Company	6.25%	257,497	0.46%
275,000	10/15/12	ConocoPhillips	4.75%	291,827	0.52%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Oil and Gas
$525,000	3/10/12	BP Capital Markets P.L.C.	3.13%	$530,818	0.95%
175,000	3/25/13	Shell International Finance B.V.	1.88%	178,655	0.32%
250,000	5/13/13	Total Capital Canada Ltd.	0.38%	250,245	0.45%

US Pharmaceutical
$200,000	3/15/13	Pfizer Inc.	5.50%	214,234	0.38%

Foreign Pharmaceutical
$250,000	3/28/13	Sanofi	0.56%	250,343	0.45%
260,000	3/28/14	Sanofi	0.67%	259,401	0.46%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.85%	49,971	0.09%

U.S. Retail
$500,000	7/18/14	Target Corporation	0.42%	498,621	0.89%

U.S. Steel
$100,000	12/1/12	Nucor Corporation	5.00%	106,365	0.19%

U.S. Telecommunications
$140,000	3/14/14	Cisco Systems, Inc.	0.59%	139,009	0.25%
540,000	5/1/12	New Cingular Wireless Services, Inc.	8.13%	580,083	1.04%
330,000	3/28/14	Verizon Communications, Inc.	0.97%	330,967	0.59%
220,000	6/15/12	Verizon Global Funding Corp.	6.88%	233,367	0.42%
150,000	1/15/13	United Parcel Service, Inc.	4.50%	158,970	0.28%

Foreign Telecommunications
$200,000	2/27/12	Vodafone Group Public Limited Company	0.60%	200,227	0.36%

Total corporate notes (cost: $20,458,417)				20,069,770	35.91%

Total investments in securities (cost: $30,280,365)				$29,877,830	53.46%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit
Face Value	Maturity Dates	Name	Yield1
Foreign Government Sponsored Enterprise
$350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.26%	$349,183	0.62%

U.S. Bank
$250,000	3/1/13	PNC Bank, N.A.	0.43%	249,235	0.45%

Foreign Banks
$250,000	11/5/12	Canadian Imperial Bank of Commerce	0.47%	250,244	0.45%
300,000	10/20/11	Credit Industriel et Commercial	0.44%	300,634	0.54%
250,000	12/1/11	Credit Suisse Group AG	0.63%	250,269	0.45%
500,000	4/4/12	Deutsche Bank Aktiengesellschaft	0.45%	500,468	0.89%
250,000	5/8/12	Nordea Bank Finland Abp	0.40%	250,185	0.45%
200,000	11/13/12	Nordea Bank Finland Abp	0.49%	200,037	0.36%
300,000	10/21/11	Svenska Handelsbanken AB	0.29%	300,406	0.54%
250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,357	0.45%
200,000	6/11/12	The Bank of Nova Scotia	0.54%	200,445	0.36%
250,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	250,175	0.45%
350,000	4/25/12	UBS AG	0.55%	350,756	0.63%
500,000	5/3/12	Westpac Banking Corporation	0.40%	500,528	0.89%

Yankee Dollar, Foreign Banks and Diversified Financial Services
$550,000	3/17/14	Commonwealth Bank of Australia	1.08%	546,953	0.98%
275,000	4/14/14	Danske Bank A/S	1.30%	261,815	0.47%
550,000	3/15/13	ING Bank N.V.	1.40%	546,600	0.98%
550,000	4/11/14	Societe Generale	1.30%	493,994	0.88%
550,000	4/1/14	Volkswagen International Finance N.V.	0.86%	552,629	0.99%

Total certificates of deposit (cost: $6,683,226)				$6,604,913	11.83%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$(85,120)	(0.15)%
Currency	(89,278)	(0.16)%
Energy	(534,203)	(0.95)%
Interest rate	374,108	0.67%
Metal
LME Copper (58 contracts, Oct 2011 - Dec 2011)	(2,275,171)	(4.06)%
LME Aluminum (52 contracts, Oct 2011 - Nov 2011)	(570,650)	(1.02)%
Other 2	(1,371,662)	(2.45)%
Stock index	(100,955)	(0.18)%
Net unrealized loss on open long U.S. futures contracts	(4,652,931)	(8.30)%

Short U.S. Futures Contracts
Agricultural 2	696,576	1.24%
Currency	152,341	0.27%
Energy
Crude (62 contracts, Nov 2011 - Jul 2012)	667,520	1.19%
Other 2	774,662	1.39%
Metal
LME Copper (58 contracts, Oct 2011 - Dec 2011)	2,109,838	3.77%
LME Aluminum (124 contracts, Oct 2011 - Jan 2012)	821,800	1.47%
LME Nickel (25 contracts, Oct 2011 - Jan 2012)	608,700	1.09%
Other 2	1,362,294	2.43%
Stock index	61,590	0.11%
Net unrealized gain on open short U.S. futures contracts	7,255,321	12.96%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	2,602,390	4.66%

Long Foreign Futures Contracts
Agricultural	(6,050)	(0.01)%
Currency	(135,530)	(0.24)%
Energy	(6,388)	(0.01)%
Interest rate 2	980,421	1.75%
Metal	(52,257)	(0.09)%
Stock index	(40,522)	(0.07)%
Net unrealized gain on open long foreign futures contracts	739,674	1.33%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
Description	Fair Value	% of Partners' Capital (Net Asset Value)

Short Foreign Futures Contracts
Agricultural	$190,172	0.34%
Currency	(2,491)	(0.00)%
Energy	46,284	0.08%
Interest rate	3,379	0.01%
Metal	43,493	0.08%
Stock index	145,383	0.26%
Net unrealized gain on open short foreign futures contracts	426,220	0.77%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,165,894	2.10%

Net unrealized gain on open futures contracts	$3,768,284	6.76%

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

Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2010
(Audited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
Long U.S. Futures Contracts
Agricultural 1	$1,268,992	1.66%
Currency	458,322	0.60%
Energy	608,067	0.80%
Interest rate	188,147	0.25%
Metal
LME Copper U.S. (54 contracts, Jan 2011 - Apr 2011)	1,121,063	1.47%
Other 1	1,659,779	2.17%
Stock index	12,632	0.02%
Net unrealized gain on open long U.S. futures contracts	5,317,002	6.97%

Short U.S. Futures Contracts
Agricultural	(183,030)	(0.24)%
Currency	(281,316)	(0.37)%
Energy 1	(1,150,945)	(1.50)%
Interest rate	(59,969)	(0.08)%
Metal
LME Zinc U.S. (122 contracts, Jan 2011 - Apr 2011)	(898,888)	(1.18)%
Other 1	(1,849,621)	(2.42)%
Stock index	1,800	0.00%
Net unrealized loss on open short U.S. futures contracts	(4,421,969)	(5.79)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	895,033	1.18%

Long Foreign Futures Contracts
Agricultural	384,170	0.50%
Currency	158,179	0.21%
Energy	311,379	0.41%
Interest rate	27,862	0.04%
Metal	96,460	0.13%
Stock index	(48,932)	(0.06)%
Net unrealized gain on open long foreign futures contracts	929,118	1.23%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

			% of
			Partners'
			Capital
			(Net Asset
	Description	Fair Value	Value)

Short Foreign Futures Contracts
	Agricultural	$(65,886)	(0.09)%
	Currency 1	3,036,326	3.97%
	Interest rate	(225,376)	(0.29)%
	Stock index	50,151	0.07%
Net unrealized gain on open short foreign futures contracts		2,795,215	3.66%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts		3,724,333	4.89%

Net unrealized gain on open futures contracts		$4,619,366	6.07%

1 No individual futures contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trading Gain (Loss) from Futures Trading
Net realized gain (loss) from futures trading	$(5,835,071)	$3,960,971	$(18,366,925)	$5,804,341
Net change in unrealized gain (loss) from futures trading	3,460,263	2,699,164	(851,082)	(1,499,284)
Brokerage commissions and trading expenses	(28,133)	(66,281)	(167,181)	(160,006)
Net gain (loss) from futures trading	(2,402,941)	6,593,854	(19,385,188)	4,145,051

Net Investment Loss
Income (loss)
Interest income	163,259	67,993	375,674	155,993
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(418,989)	—	(523,197)	12,622
Total income (loss)	(255,730)	67,993	(147,523)	168,615

Expenses
Trading Advisor management fee	151,889	185,806	494,055	553,554
Selling Agent fees	452,207	534,649	1,475,753	1,622,481
Administrative expenses – General Partner	210,418	209,622	732,756	665,811
Cash manager fees	12,196	—	34,201	—
General Partner management fee	165,810	196,038	541,110	594,910
General Partner 1% allocation	(35,540)	56,113	(224,475)	11,361
Total expenses	956,980	1,182,228	3,053,400	3,448,117
Administrative expenses waived	(97,143)	(75,592)	(363,063)	(259,175)
Net total expenses	859,837	1,106,636	2,690,337	3,188,942
Net investment loss	(1,115,567)	(1,038,643)	(2,837,860)	(3,020,327)
Net Income (Loss)	$(3,518,508)	$5,555,211	$(22,223,048)	$1,124,724

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Increase (Decrease) in net asset value per Unit	$(122.99)	$193.28	$(764.63)	$37.12

Net income (loss) per Unit	$(121.82)	$195.51	$(772.92)	$39.31
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	28,883.7701	28,414.5864	28,752.0515	28,608.8970

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(22,223,048)	$1,124,724
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized loss from futures trading	851,082	1,499,284
Purchases of securities and certificates of deposit	(68,825,894)
Proceeds from disposition of securities and certificates of deposit	31,819,954	8,087,756
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	523,197	(12,622)
Changes in
Interest receivable	4,349	(1,964)
General Partner 1% allocation receivable/payable	(281,007)	93,025
Due to affiliate	15,228	—
Trading Advisor management fee payable	33,563	(59,080)
Trading Advisor incentive fee payable	(1,684)	—
Selling Agent fees payable	(50,197)	695
Administrative expenses payable – General Partner	(8,235)	(97,005)
Cash manager fees payable	19,788	—
Commissions and other trading fees payable on open contracts	(9,322)	22,641
General Partner management fee payable	(18,406)	255
Net cash provided by (used in) operating activities	(58,150,632)	10,657,709

Cash flows from financing activities
Subscriptions	7,840,448	4,188,906
Subscriptions received in advance	128,214	165,813
Redemptions	(6,689,151)	(5,778,604)
Net cash provided by (used in) financing activities	1,279,511	(1,423,885)

Net increase (decrease) in cash and cash equivalents	(56,871,121)	9,233,824
Cash and cash equivalents, beginning of period	73,864,700	62,332,730
Cash and cash equivalents, end of period	$16,993,579	$71,566,554

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$15,064,095	$21,264,386
Cash and cash equivalents	1,929,484	50,302,168
Total end of period cash and cash equivalents	$16,993,579	$71,566,554

Supplemental disclosure of cash flow information
Prior period redemptions paid	$424,209	$199,956
Prior period subscriptions received in advance	$1,141,953	$767,147

Supplemental schedule of non-cash financing activities
Redemptions payable	$994,023	$275,276

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units	Amount
Nine Months Ended September 30, 2011
Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss		(22,223,048)
Subscriptions	3,805.0198	8,982,401
Redemptions	(3,345.5636)	(7,258,965)
Balance at September 30, 2011	28,451.2474	$55,976,847

Nine Months Ended September 30, 2010
Balance at December 31, 2009	28,805.7820	$73,049,616
Net income		1,124,724
Subscriptions	2,008.5251	4,956,053
Redemptions	(2,336.0164)	(5,853,924)
Balance at September 30, 2010	28,478.2907	$73,276,469

Net Asset Value Per Unit

September 30, 2011	$1,967.47
December 31, 2010	$2,732.10
September 30, 2010	$2,573.06
December 31, 2009	$2,535.94

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

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment adviser and a broker dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

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

Level 1 – Fair value is based on unadjusted quoted prices for identical instruments in active markets.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives, money market funds and U.S. Treasury securities.

Level 2 – Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended September 30, 2011 and December 31, 2010, there were no such transfers between levels.

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

Cash and Cash Equivalents
Cash and cash equivalents may include cash, funds held in money market accounts and short-term investments with maturities of three months or less at the date of acquisition and that are not held for sale in the normal course of business. The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2011.  With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$3,768,284	$—	$3,768,284
Cash and cash equivalents:
Money market fund	1,371,531	—	1,371,531
Investments in securities:
U.S. Treasury securities*	2,319,809	—	2,319,809
U.S. government sponsored enterprise notes*	—	2,718,687	2,718,687
Foreign government sponsored enterprise notes*	—	660,299	660,299
Commercial paper*	—	4,109,265	4,109,265
Corporate notes*	—	20,069,770	20,069,770
Certificates of deposit*	—	6,604,913	6,604,913
Total	$7,459,624	$34,162,934	$41,622,558

*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$4,619,366	$—	$4,619,366
Cash and cash equivalents:
Money market fund	8,669	—	8,669
Total	$4,628,035	$—	$4,628,035

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2011 or December 31, 2010, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments.  At September 30, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

September 30, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,018,173	$(222,595)	$795,578
Currency	620,554	(695,512)	(74,958)
Energy	1,492,895	(545,020)	947,875
Interest rate	1,462,490	(104,582)	1,357,908
Metal	4,975,268	(4,298,883)	676,385
Stock index	219,430	(153,934)	65,496
Net unrealized gain on open futures contracts	$9,788,810	$(6,020,526)	$3,768,284

At September 30, 2011, there were 3,070 open futures contracts.

For the three and nine months ended September 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(2,182,224)	$733,531	$(4,082,916)	$(608,668)
Currency	(1,534,265)	(927,086)	(3,474,814)	(3,446,469)
Energy	(1,282,467)	1,126,486	(3,252,855)	1,179,374
Interest rate	2,717,854	1,219,634	2,842,720	1,427,244
Metal	(1,152,741)	1,328,391	(3,503,808)	547,592
Stock index	(2,408,576)	(20,693)	(6,891,484)	49,845
Total futures contracts	$(5,842,419)	$3,460,263	$(18,363,157)	$(851,082)

For the three and nine months ended September 30, 2011, the number of futures contracts closed was 5,885 and 33,390, respectively.

At December 31, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$1,692,012	$(287,766)	$1,404,246
Currency	3,856,198	(484,687)	3,371,511
Energy	948,198	(1,179,697)	(231,499)
Interest rate	376,551	(445,887)	(69,336)
Metal	2,923,850	(2,795,057)	128,793
Stock index	174,685	(159,034)	15,651
Net unrealized gain on open futures contracts	$9,971,494	$(5,352,128)	$4,619,366

At December 31, 2010, there were 5,918 open futures contracts.

For the three and nine months ended September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$331,629	$505,349	$73,980	$(158,420)
Currency	(1,142,720)	2,519,069	730,679	958,655
Energy	(952,669)	(204,473)	(3,068,787)	(94,432)
Interest rate	6,595,078	(2,155,969)	11,107,757	(185,080)
Metal	(668,903)	230,771	(217,082)	(1,635,175)
Stock index	(262,226)	1,804,417	(2,806,472)	(384,832)
Total futures contracts	$3,900,189	$2,699,164	$5,820,075	$(1,499,284)

For the three and nine months ended September 30, 2010, the number of futures contracts closed was 11,698 and 24,154, respectively.

4.	General Partner

At September 30, 2011 and December 31, 2010, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.  During 2010, the beneficiary of the sole shareholder of the General Partner redeemed his investment of 21.5210 Units.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At September 30, 2011 and December 31, 2010, the Fund had margin requirements of $5,907,599 and $12,546,070, respectively.

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

For the three months ended September 30, 2011 and 2010, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $59,385 and $30,916, respectively. For the nine months ended September 30, 2011 and 2010, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $239,832 and $123,631, respectively. Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended September 30, 2011 and 2010, the General Partner voluntarily waived $37,758 and $44,676, respectively, of administrative expenses of the Fund. During the nine months ended September 30, 2011 and 2010, the General Partner voluntarily waived $123,231 and $135,544, respectively, of administrative expenses of the Fund. Such amounts were included in Administrative expenses waived in the statements of operations.

At September 30, 2011 and December 31, 2010, $35,777 and $44,012, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2011 and December 31, 2010, the Fund received advance subscriptions of $128,214 and $1,141,953, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2011.  At December 31, 2010, the Fund had no investment in debt securities or certificates of deposit.

	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
	United States	$2,319,809	4.14%

U.S. Government Sponsored Enterprise Notes
	United States	$2,718,687	4.87%

Foreign Government Sponsored Enterprise Notes
	France	$254,525	0.45%
	Europe multi-national	204,187	0.36%
	Africa multi-national	201,587	0.36%
	Total Foreign Government Sponsored Enterprise Notes	660,299	1.17%

Commercial Paper
	United States	$2,639,580	4.73%
	Australia	439,902	0.79%
	Netherlands	389,989	0.70%
	France	249,975	0.45%
	Canada	199,884	0.36%
	Japan	189,935	0.34%
	Total commercial paper	4,109,265	7.37%

Corporate Notes
	United States	$14,466,134	25.88%
	Great Britain	1,436,057	2.57%
	France	1,024,156	1.83%
	Canada	870,678	1.56%
	Netherlands	829,373	1.48%
	Australia	602,410	1.08%
	Switzerland	541,102	0.97%
	Germany	249,889	0.45%
	Netherland Antilles	49,971	0.09%
	Total corporate notes	20,069,770	35.91%

	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit
	France	$1,143,811	2.08%
	Netherlands	1,099,229	1.96%
	Australia	1,047,481	1.87%
	Canada	701,046	1.25%
	Switzerland	601,025	1.07%
	Germany	500,468	0.89%
	Finland	450,222	0.80%
	Sweden	300,406	0.54%
	Denmark	261,815	0.47%
	Japan	250,175	0.45%
	United States	249,235	0.45%
	Total certficates of deposit	6,604,913	11.83%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2011, the statements of operations for the three and nine months ended September 30, 2011 and 2010, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2011 and 2010, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other financial ratios for the three and nine months ended September 30, 2011 and 2010, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$2,090.46	$2,379.78	$2,732.10	$2,535.94
Income (Loss) from operations
Net gain (loss) from futures trading(1)	(84.37)	229.83	(665.93)	142.69
Net investment loss(1)	(38.62)	(36.55)	(98.70)	(105.57)
Total income (loss) from operations	(122.99)	193.28	(764.63)	37.12

Net asset value per Unit at end of period	$1,967.47	$2,573.06	$1,967.47	$2,573.06

Total return (5)	(5.88)%	8.12%	(27.99)%	1.46%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.00%	6.02%	5.91%	5.93%
General Partner 1% allocation (5)	(0.06)%	0.08%	(0.34)%	0.02%
Total expenses	5.94%	6.10%	5.57%	5.95%

Net investment loss (2) (3) (4) (6)	(7.71)%	(5.63)%	(6.20)%	(5.61)%

Total returns are calculated based on the change in value of a Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Units outstanding during the period.  Net gain (loss) from futures trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of gain (loss) from futures trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended September 30, 2011 and 2010, the ratios are net of  0.65% and 0.43%, respectively, and for the nine months ended September 30, 2011 and 2010 the ratios are net of 0.74% and 0.48%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from futures trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from futures trading in the statements of operations.  The resulting amount is divided by the average net asset value for the period.

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

Results of Operations

The returns for Units for the nine months ended September 30, 2011 and 2010 were (27.99) % and 1.46%, respectively.  Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2011

January

The Fund finished 7.04% lower this month as losses from foreign currencies, equity indices and metals offset profits from agricultural commodities, energy and interest rate instruments.  The most significant losses came from the Fund’s positions in international currencies as several foreign exchange prices reversed direction in response to positive economic news in both the U.S. and Europe. Cross-currency trades in several markets, including the British pound/Japanese yen, euro/Australian dollar, and British pound/ Australian dollar all reversed and moved against the Fund’s positions during the month.  In agricultural commodities, rising prices in cotton, corn and sugar contributed additional profits.  In other sectors, results were mixed leading to flat performance in metals, interest rate instruments, energy and equity indices.

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

July

The Fund finished 4.00% higher this month with profits in interest rate instruments, currencies, metals, agricultural commodities and energy, offsetting losses from equity indices.  The Fund’s most significant gains came from its long positions in interest rate instruments.  Concerns over a weak U.S. economy and persistent debt issues in Europe helped push global bond prices higher, benefiting the Fund’s long positions.  In metals, rising prices generated profits for the Fund’s long gold positions, while a weaker dollar benefited some of the Fund’s long positions in major foreign currencies, including the Swiss franc, Japanese yen and Australian dollar.  Equity indices continued to move sideways without a strong trend, generating some losses.  In the agricultural commodity sector, the Fund’s long positions in sugar profited from its sustained upward price trend for that commodity.

August

The fund finished 6.36% lower this month with losses in currencies, equity indices, energy, agricultural commodities and metals offsetting profits in interest rate instruments. The Fund’s gains for the month came from its positions in interest rate instruments. Persistent concerns over weak European and U.S. economies coupled with lingering debt concerns in Europe, pushed global bond prices higher, generating profits for the Fund’s long positions.  In currencies, the largest losses came from sharp price swings in the British pound that went against the Fund’s positions.  Following a sharp sell-off in equity markets during the first week of August, the Fund’s trading advisor exited their remaining long positions and went short.  For the remainder of the month however, many equity markets bounced from their lows, moving against the Fund’s new positions that generated losses in that sector.  In metals, the Fund generated significant profits from long positions in gold although those profits were offset by losses in industrial metals, especially copper.

September

The fund finished 3.36% lower this month as  profits from interest rate instruments, metals and energy were offset by losses in agricultural commodities and currencies.  Both the equity and interest rate sectors were impacted by concerns about the global economy and sovereign debt issues that are playing out in Europe and the U.S.  By the end of the month, interest rates were lower, which generated profits for the Fund’s long positions in interest rate instruments.  In metals, profits from short positions in industrial metals offset losses from long positions in precious metals.  In agricultural commodities, a sell-off in soybean and corn prices generated losses for the Fund’s long positions.  In currencies, sharp declines in the Swiss franc, Australian dollar, Euro and British pound went against the Funds positions, generating losses.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2011.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2011 were as follows:

	July	August	September	Total

Units redeemed	689.6342	346.2377	505.2302	1,541.1021
Average net asset value per Unit	$2,174.07	$2,035.79	$1,967.47	$2,075.27

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

Date: November 14, 2011	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)