Form 10-K
period 2011-12-31
SAGE FUND LP
filed 2012-03-28
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2011, the aggregate capitalization of the Fund was $50,177,955. The net asset value per unit of Class A limited partner interests (“Units”) as of December 31, 2011 was $1,883.90.

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

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, registered U.S. money market funds, commercial paper, corporate notes and certificates of deposit in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

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

The Trading Advisor is regulated in the State of Jersey, Channel Islands by the Jersey Financial Services Commission. The Trading Advisor is wholly owned by its four principals. The Trading Advisor engages primarily in the management of futures, options on futures and foreign exchange trading accounts for qualified investors. At December 31, 2011, the Trading Advisor had total assets under management of approximately $1.4 billion, with approximately $1.4 billion in the Global Futures Portfolio (“Trading Program”).

The Trading Program participates in over 140 worldwide futures markets over multiple maturities. It is a systematic, automated trading program that builds on the principals’ market experience and employs a proprietary advanced asset allocator. The advanced asset allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. The Global Futures Portfolio is designed to participate in broad sectors of the world economy. The Trading Advisor trades in financial and commodity futures worldwide. Market sectors traded include energy products, metals, grains, livestock, currencies, stock indices and interest rate instruments. The Trading Advisor may also trade in foreign exchange forwards and option contracts. The Trading Advisor intends to generally employ a margin-to-equity ratio of approximately 10% to 35%, but such ratio may be higher or lower at certain times.

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

Futures Broker

The Fund uses Newedge USA, LLC (“NUSA”) as its futures broker. The General Partner may, in its discretion, have the Fund utilize other futures brokers or forward and swap counterparties if it deems it to be in the best interest of the Fund.

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

Cash Management

The Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. Prior to April 2011, the Fund used UBS Financial Services, Inc. (“UBS”) as its cash management securities broker. The General Partner may, in its discretion, have the Fund use other cash managers if it deems it to be in the best interest of the Fund.

Description of Current Charges

Charges	Amount
Trading Advisor Management Fee	The Trading Advisor receives a monthly management fee equal to 1/12th of 1%, based upon the assets under its management, payable in arrears.

Trading Advisor Incentive Fee

The Trading Advisor receives a quarterly incentive fee, payable in arrears, equal to 25% of any “Net New Trading Profits” generated by the Trading Advisor for the Fund.

Net New Trading Profits are calculated based on formulas defined in the Trading Advisor’s trading agreement. In determining Net New Trading Profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses from prior periods. The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor.

Brokerage Commissions and Trading Expenses	The Fund incurs brokerage commissions and trading expenses on U.S. futures exchanges currently at the rate of $2.94 to $27.84 per “round-turn” futures transaction (which includes NFA, execution, clearing and exchange fees). Brokerage commissions and trading expenses may be higher for trades executed on certain foreign exchanges. The Fund will also pay the bid-ask spread on foreign currency transactions. The Fund’s average brokerage commission and trading expense is $5.58 per round-turn transaction.

Cash Manager Fees	The Fund incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

General Partner Management Fee	The Fund incurs a monthly fee equal to 1/12th of 1.1% of the month-end net asset value of the Fund, payable in arrears.

General Partner 1% Allocation	Annually, the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund.

Selling Agent Fees	The General Partner charges a monthly selling agent fee equal to 1/12th of 3% of the month-end net asset value of the Fund, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable in arrears. However, expenses (other than extraordinary costs) that exceed 1% the average month-end net assets of the Fund are the responsibility of the General Partner.

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

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisor, in the U.S. and international futures markets and may trade or hold forwards, swaps and options. Specifically, the Fund trades futures on interest rate instruments, stock indices, energy products, currencies, metals and agricultural commodities. The Fund does not currently trade currency forwards, forwards on other items, swaps or options contracts, but may do so in the future.

Market Types

The Fund trades on a variety of U.S. and international futures exchanges. As in the case of its market sector allocations, the Fund’s commitments to different types of markets -U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if the Trading Advisor, with the approval of the General Partner, determines such change to be in the best interests of the Fund.

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

Other Activities of the Principals of the Trading Advisor

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

Operation of Other Commodity Pools

The General Partner currently operates three other commodity pools and might have an incentive to favor those pools over the Fund.

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

The Reform Act also amended the definition of eligible contract participant, and the CFTC has interpreted that definition in such a manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market. Rather, if and when the Reform Act’s new definition goes into effect, the Fund may be limited to engaging in retail forex transactions which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The retail forex markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions. Although the impact of requiring the Fund to conduct forward currency transactions in the retail market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Additionally, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward currency contracts, which are not regulated by the CFTC. Federal and state banking authorities do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency. The CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy products) and agricultural futures and options contracts and their economically equivalent swap contracts, subject to a delayed implementation schedule. Position limits in spot months are 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average open interest in all months for each contract. The General Partner believes that the proposed limits are sufficiently large that when implemented, they should not restrict the Fund’s trading strategy.

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

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and fixed income instruments.

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the Units of the Fund.

Units of the Fund are offered continuously through selling agents on a best-efforts basis at their month-end net asset value per unit. The minimum investment is $10,000. Currently, Units are offered on the first day of each month at the net asset value per unit on the last day of the preceding month. Units are issued as of the commencement of business on the first business day of each month.

Holders

As of February 29, 2012, there were 817 holders of Units of the Fund.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2011.

The proceeds from the sale of registered securities of the Fund are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisor’s Trading Program.

Issuer Purchases of Equity Securities

Redemptions may be made by a limited partner as of the last trading day of any month at the net asset value of the redeemed Units (or portion thereof) on that date. Such requests should be made on a Request for Redemption Form, which must be received by the General Partner at least five business days before the end of the month in which the redemption is to occur. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

Redemptions of Units during the fourth quarter of 2011 were as follows:

	October	November	December	Total
A Units
Units redeemed	1,056.4212	330.0120	746.6409	2,133.0741
Average net asset value per unit	$1,864.71	$1,863.63	$1,883.90	$1,871.26

Item 6.	Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading. There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Liquidity

At December 31, 2011, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K. The Fund’s sole business is trading futures contracts, both long (contracts to buy) and short (contracts to sell).

Results of Operations

The returns for the Fund for the years ended December 31, 2011 and 2010 were (31.05)% and 7.74%, respectively. Past performance is not indicative of expected future financial condition or results of operations. Further analysis of the trading gain and loss is provided below.

2011

January

The Fund finished 7.04% lower this month as losses from foreign currencies, equity indices and metals offset profits from agricultural commodities, energy products and interest rate instruments. The most significant losses came from the Fund’s positions in international currencies as several foreign exchange prices reversed direction in response to positive economic news in both the U.S. and Europe. Cross-currency trades in several markets, including the British pound/Japanese yen, euro/Australian dollar, and British pound/ Australian dollar all reversed and moved against the Fund’s positions during the month. In agricultural commodities, rising prices in cotton, corn and sugar contributed additional profits. In other sectors, results were mixed leading to flat performance in metals, interest rate instruments, energy products and equity indices.

February

The Fund finished 0.83% lower this month as losses from foreign currencies, interest rate instruments, equity indices and metals offset profits from agricultural commodities and energy products. The most significant losses came from the Fund’s positions in international currencies as several foreign exchange prices reversed direction from previous trends in both Europe and Japan. The most significant profits came from the Fund’s positions in energy as tensions in the Middle East, and especially in Libya, pushed oil prices higher benefiting the Funds’ long positions in that sector. In agricultural commodities, rising prices in cotton, corn and sugar contributed additional profits. In other sectors, results were mixed leading to flat performance in metals, interest rate instruments and equity indices. For the year the Fund was down 7.81% and for the last 12 months it was up 1.35%.

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

April

The Fund finished 2.01% higher this month with profits from currencies, metals, and energy products offsetting losses from interest rate instruments, stock indices and agricultural commodities. The most significant profits came from the foreign exchange markets, where the Fund’s long positions benefited from significant price appreciation in the Australian dollar relative to several other currencies including the U.S. dollar. Precious metals, including silver and gold, continued to trend higher generating profits for the Fund, although a reversal in industrial metals offset some of those profits. Oil product prices also pushed higher which benefited the Fund’s long positions, but losses from natural gas dampened gains for the energy sector.

May

The Fund finished 7.28% lower this month with losses from energy products, foreign exchange, metals, equity indices and agricultural commodities offsetting profits from interest rate instruments. An abrupt sell-off in physical commodities early in the month sent energy and precious metals prices sharply lower. The most significant losses in these sectors came from long positions in light crude, Brent crude, silver and aluminum. Reports that Greece was considering leaving the euro zone sparked a flight to safety that drove global indices lower and interest rate instruments and the U.S. dollar sharply higher. While the market moves were profitable for the Fund’s long positions in interest rate instruments, they went against the Fund’s long positions in global indices and several foreign currencies which generated losses. In agricultural commodities, losses were mostly in coffee, corn and sugar.

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

July

The Fund finished 4.00% higher this month with profits in interest rate instruments, currencies, metals, agricultural commodities and energy products, offsetting losses from equity indices. The Fund’s most significant gains came from its long positions in interest rate instruments. Concerns over a weak U.S. economy and persistent debt issues in Europe helped push global bond prices higher, benefiting the Fund’s long positions. In metals, rising prices generated profits for the Fund’s long gold positions, while a weaker dollar benefited some of the Fund’s long positions in major foreign currencies, including the Swiss franc, Japanese yen and Australian dollar. Equity indices continued to move sideways without a strong trend, generating some losses. In the agricultural commodity sector, the Fund’s long positions in sugar profited from its sustained upward price trend for that commodity.

August

The Fund finished 6.36% lower this month with losses in currencies, equity indices, energy products, agricultural commodities and metals offsetting profits in interest rate instruments. The Fund’s gains for the month came from its positions in interest rate instruments. Persistent concerns over weak European and U.S. economies coupled with lingering debt concerns in Europe, pushed global bond prices higher, generating profits for the Fund’s long positions. In currencies, the largest losses came from sharp price swings in the British pound that went against the Fund’s positions. Following a sharp sell-off in equity markets during the first week of August, the Fund’s trading advisor exited their remaining long positions and went short. For the remainder of the month however, many equity markets bounced from their lows, moving against the Fund’s new positions that generated losses in that sector. In metals, the Fund generated significant profits from long positions in gold although those profits were offset by losses in industrial metals, especially copper.

September

The Fund finished 3.36% lower this month as profits from interest rate instruments, metals and energy products were offset by losses in agricultural commodities and currencies. Both the equity and interest rate sectors were impacted by concerns about the global economy and sovereign debt issues that are playing out in Europe and the U.S. By the end of the month, interest rates were lower, which generated profits for the Fund’s long positions in interest rate instruments. In metals, profits from short positions in industrial metals offset losses from long positions in precious metals. In agricultural commodities, a sell-off in soybean and corn prices generated losses for the Fund’s long positions. In currencies, sharp declines in the Swiss franc, Australian dollar, Euro and British pound went against the Funds positions, generating losses.

October

The Fund was down 5.22% for the month. October proved to be difficult month for the Fund in the face of a near sea change in market sentiment from a risk-averse to a risk-seeking mode. During the month, investors responded optimistically to the latest European plan to solve the Greek sovereign debt crisis. Furthermore, the Bank of England launched a new round of quantitative easing. Meanwhile, minutes from the latest Fed meeting revealed that members were open to a third round of quantitative easing as a backstop if economic growth should continue to falter. These developments led to sharp reversals across a broad range of markets during October, causing losses for the Fund’s largely bearish portfolio. In currency markets, a sudden surge in Eurozone optimism hurt the Fund’s long U.S. dollar-short European currency positions. In addition, the Bank of Japan intervened to weaken the yen on the last trading day of the month, hurting the Fund’s long positions. The Fund was, however, able to profit from a rally in the Australian dollar. In physical commodities, a rally in crude oil as well as in base metals caused losses for the Fund’s short positions. However, the Fund benefited from a rally in gold. The Fund’s long fixed income exposures were negatively impacted by a rotation out of bonds into other sectors. During the month, the Fund switched from a short to long net position in equities and generated a small profit in that sector as the S&P 500 Index recorded its largest monthly percentage gain since 1991.

November

November saw a rapid waning of investor enthusiasm for the European sovereign debt rescue package announced in the prior month. Attention turned to the possibility of an Italian default and doubts arose as to the ability of the European Financial Stability Facility to prevent a more widespread contagion. Markets thus reversed from “risk-on” in October to “risk-off” in early November, with global equities falling, bonds rallying and high-yield currencies depreciating as investors grew less tolerant of risk. However, at month-end the Federal Reserve, in conjunction with European and Asian central banks, intervened to provide a large liquidity injection into the financial system causing a sharp market rebound and yet another trend reversal in financial futures. Physical commodity futures proved to be somewhat uncorrelated to other sectors in November, providing profitable trends for the Fund. The Fund finished the month down 0.06%. Gains were generated in the physical commodities, particularly through short positions in natural gas and nickel. However, these were offset by losses in financial futures markets. In equities, early month declines in the U.S. indices hurt the Fund’s long positions. In foreign exchange markets, a long exposure to the high-yielding Australian dollar caused losses as investors shifted into perceived safe-haven currencies in the first half of the month. Lastly in interest rates, the month end credit easing by central banks went against the Fund’s short Eurodollar positions.

December

The European sovereign debt crisis continued to dominate headlines in December. A flight to safety by investors early in the month prompted the European Central Bank to cut its key policy interest rates by another 25 bps, following a similar move in November. In addition, the ECB provided European banks a record €489 billion in three-year loans to keep credit flowing in the region. The impact of this monetary easing was a further depreciation of the Euro, while also sparking a rally in European bond markets, and a small month-end rebound in global equities. The Fund posted a positive return of 1.09% in December, profiting from its short currency positions in the euro and long positions in European fixed income instruments. Equity sector returns were relatively flat for the month. In commodities, the Fund benefited from short positions in natural gas, as mild weather and excess supply depressed prices further. However, downturns in oil and gold, where the Fund was positioned long, led to offsetting losses.

2010

January

The Fund ended the month 2.57% lower as losses from global equity indices, energy products, and metals offset profits from interest rate instruments, agricultural commodities and currencies. The Fund’s most significant losses came from global equity indices. The sector reversed from an upward trend that began in March of 2009. The stock market experienced a sharp sell-off after investors reacted to the growing concern of weaker global economic growth and the U.S. administration’s announcement to limit speculative trading by banks. The reversal in equity prices went against the Fund’s long positions, which generated losses. China announced it was taking steps to limit bank lending in order to moderate its own growth. The news pushed commodity prices lower, especially in energy and industrial metals. The lower prices went against the Fund’s long positions in those sectors. Interest rate instrument prices were higher this month, which helped recover some of the losses the sector generated in last month’s trading.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to subjecting the Fund to market risk, upon entering into futures contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

The Fund invests in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities, which are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2011 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer. Additionally, he is Chairman of the board of directors of the General Partner. Mr. Steben, born in January 1955, received his Bachelor’s Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management. Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses. Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, born in October 1957, received his Bachelor’s Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Master’s in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner in November 2002, and holds Series 3, 7, 28 and 30 FINRA licenses. Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since January 18, 2003.

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration and has a Technology Management Certification from the California Institute of Technology. Prior to joining the General Partner, Mr. Serger was the CFO and Senior Vice President of Operations of Peracon, Inc., a software platform for institutional commercial real estate transactions from November 2007 through November 2009. From July 2007 to November 2007, he acted as an independent consultant to start-up companies in the financial services and technology industries. From January 2007 to July 2007, Mr. Serger was the CFO, Senior Vice President and Treasurer of Ebix, Inc., an international software company serving the financial services and insurance industries. From October 2006 through December 2006, he was President of Finetre Corporation, a division of Ebix, Inc. From December 1999 until its October 2006 acquisition by Ebix, Inc., Mr. Serger was the CFO, Senior Vice President and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies. Mr. Serger holds a Series 28 FINRA license.

John H. Grady is Chief Operating Officer, General Counsel, Chief Compliance Officer, and a Director. Mr. Grady joined the General Partner in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of the General Partner since February 2010. Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982. Prior to joining the General Partner, Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009. Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008. From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004. During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship. After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA licenses.

Neil D. Menard is Senior Vice President of Distribution. Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science. Prior to joining the General Partner in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June 2006. From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development of SEI Investments Distribution Company. SEI is a provider of asset management, investment processing and investment operations solutions for institutional and personal wealth management. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal. Mr. Menard has been a CFTC listed Principal of the General Partner since July 6, 2006, and registered as an Associated Person of the General Partner since August 7, 2006.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the sole shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since May 11, 1989, the General Partner has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 27, 2007, the General Partner has acted as a general partner of a Delaware limited partnership, Seneca Global Fund, L.P., whose units of limited partner interests are registered with the SEC pursuant to a public offering. Since March 1, 2011, Steben & Company, Inc. has acted as a manager of a Delaware limited liability company, Steben Institutional Fund LLC. Because the General Partner serves as the sole general partner or manager of these funds, the officers and directors of the General Partner effectively manage the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 (a) on a timely basis during the year ended December 31, 2011. During the year ended December 31, 2011, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner, on behalf of the Fund, has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available without charge upon request by calling 240-631-7600.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a fee equal to 1/12th of 1.1% of the Fund’s month-end net assets, payable in arrears. During 2011 and 2010, the General Partner earned $684,696 and $804,011, respectively, in General Partner management fees.

▪	Selling Agent Fees – the Fund incurs selling agent fees equal to 1/12th of 3% of the outstanding month-end net asset value, payable in arrears. The General Partner pays the selling agent fees to the respective selling agents. If the selling agent fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the fees are retained by the General Partner. During 2011 and 2010, the General Partner earned $1,867,317 and $2,192,757, respectively, in Selling Agent fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the year ended December 31, 2011, the General Partner paid to the Fund $248,763 for the General Partner 1% allocation. For the year ended December 31, 2010, the General Partner received $56,532 from the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 29, 2012, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

As of February 29, 2012, the General Partner did not own any Units of the Fund. As of February 29, 2012, the directors and executive officers of the General Partner beneficially owned Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Michael D. Bulley	49.2864	$91,711	Less than 1%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road, Suite 200, Rockville, Maryland 20850.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures broker and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP, which McGladrey & Pullen acquired on December 1, 2011) during those years.

Fee Category	2011	2010

Audit fees(1)	$75,000	$82,600

Audit-related fees	—	—

Tax fees(2)	13,000	16,000

All other fees	—	—

Total fees	$88,000	$98,600

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2011 and 2010 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2011 and 2010 are compatible with maintaining that firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Sage Fund Limited Partnership

Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2011 and 2010
Condensed Schedule of Investments as of December 31, 2011
Condensed Schedule of Investments as of December 31, 2010
Statements of Operations for the Years Ended December 31, 2011 and 2010
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2011 and 2010
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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and
Kenneth E. Steben	Director of the General Partner	March 28, 2012

/s/ Carl A. Serger	Chief Financial Officer and Director of the
Carl A. Serger	General Partner	March 28, 2012

/s/ Michael D. Bulley	Senior Vice President, Research & Risk
Michael D. Bulley	Management and Director of the General Partner	March 28, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sage Fund Limited Partnership
Dated March 28, 2012
	By:	Steben & Company, Inc.
its General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Sage Fund Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Sage Fund Limited Partnership (the “Fund”) as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Fund Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 28, 2012

Sage Fund Limited Partnership

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts
Cash	$11,212,458	$21,054,325
Net unrealized gain on open futures contracts	2,804,082	4,619,366
Interest receivable	720	5,265
Total equity in broker trading accounts	14,017,260	25,678,956
Cash and cash equivalents	1,790,492	52,810,375
Investments in securities, at fair value	32,329,643	-
Certificates of deposit, at fair value	3,602,740	-
General Partner 1% allocation receivable	248,763	-
Total assets	$51,988,898	$78,489,331

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$43,046	$64,642
Trading Advisor incentive fee payable	-	1,684
Commissions and other trading fees payable on open contracts	7,869	16,047
Cash Manager fees payable	13,033	-
General Partner management fee payable	47,429	70,774
General Partner 1% allocation payable	-	56,532
Selling Agent fees payable - General Partner	129,353	193,019
Administrative expenses payable - General Partner	32,403	44,012
Redemptions payable	1,406,594	424,209
Subscriptions received in advance	131,216	1,141,953
Total liabilities	1,810,943	2,012,872
Partners’ Capital (Net Asset Value)
Class A Interests – 26,635.2051 units and 27,991.7912 units outstanding at December 31, 2011 and 2010, respectively	50,177,955	76,476,459
Total liabilities and partners' capital (net asset value)	$51,988,898	$78,489,331

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2011

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$225,000	3/8/12	U.S. Treasury Bill	0.20%	$224,993	0.45%
75,000	2/29/12	U.S. Treasury Note	0.88%	75,323	0.15%
250,000	5/31/12	U.S. Treasury Note	4.75%	255,824	0.51%
825,000	6/15/12	U.S. Treasury Note	1.88%	832,458	1.66%
75,000	8/31/12	U.S. Treasury Note	0.38%	75,228	0.15%
300,000	9/30/12	U.S. Treasury Note	0.38%	300,861	0.60%
225,000	10/31/12	U.S. Treasury Note	3.88%	233,413	0.47%
250,000	11/15/12	U.S. Treasury Note	1.38%	253,112	0.50%
115,000	1/15/13	U.S. Treasury Note	1.38%	117,159	0.23%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.61%
Total U.S. Treasury securities (cost: $2,693,658)				2,673,925	5.33%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	6/20/12	Federal Home Loan Bank	1.88%	252,130	0.50%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.50%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.60%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.50%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	1.21%
200,000	10/5/12	Federal Home Loan Bank	0.31%	200,147	0.40%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.41%
400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	407,242	0.81%
200,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	200,114	0.40%
200,000	7/30/12	Federal National Mortgage Assoc	1.13%	202,018	0.40%
Total U.S. government sponsored enterprise notes (cost: $2,881,896)				2,875,774	5.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.40%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.41%
250,000	6/11/12	Soc. de Financement de l'Economie Fr	2.25%	251,279	0.50%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.31%

Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
U.S. Automobile
$250,000	1/9/12	BMW US Capital, LLC	0.38%	249,979	0.50%
U.S. Banks
200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	199,888	0.40%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.30%
200,000	2/6/12	Union Bank NA	0.18%	199,964	0.40%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Beverages
$250,000	2/2/12	Anheuser-Busch InBev Worldwide, Inc.	0.25%	$249,944	0.50%
U.S. Charity
240,000	1/25/12	The Salvation Army	0.10%	239,984	0.48%
U.S. Diversifed Financial Services
200,000	1/18/12	American Honda Finance Corporation	0.17%	199,984	0.40%
140,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	139,950	0.28%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.40%
150,000	1/19/12	National Rural Utilities Cooperative	0.07%	149,995	0.30%
200,000	1/6/12	Nordea Inv. Mgmt North America, Inc.	0.32%	199,991	0.40%
150,000	1/9/12	PACCAR Financial Corp.	0.08%	149,997	0.30%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.50%
151,000	1/13/12	River Fuel Trust 1	0.40%	150,980	0.30%
U.S. Energy
250,000	1/12/12	Oglethorpe Power Corp.	0.17%	249,987	0.50%
250,000	1/3/12	Pacific Gas and Electric Company	0.40%	249,994	0.50%
250,000	1/11/12	The Southern Company	0.17%	249,988	0.50%
U.S. Insurance
190,000	1/10/12	Metlife Funding, Inc.	0.09%	189,996	0.38%
U.S. Manufacturing
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.50%
U.S. Mining
200,000	1/24/12	BHP Billiton Finance (USA)	0.13%	199,983	0.40%
Foreign Banks
190,000	1/25/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	189,963	0.38%
200,000	3/8/12	Oversea-Chinese Banking Corporation Ltd	0.53%	199,803	0.40%
Foreign Energy
250,000	2/1/12	GDF Suez	0.19%	249,959	0.50%
Total commercial paper (cost: $4,759,227)				4,760,145	9.52%

Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
U.S. Aerospace
$200,000	4/1/12	McDonnell Douglas	9.75%	209,286	0.42%
U.S. Agricultural
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.40%
200,000	9/15/12	Cargill	5.60%	209,344	0.42%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Banks
$550,000	1/30/14	Bank of America Corporation	1.85%	$498,327	0.99%
200,000	7/27/12	BB&T Corporation	3.85%	206,557	0.41%
550,000	4/1/14	Citigroup Inc.	1.30%	520,101	1.04%
550,000	1/14/14	Credit Suisse AG (NY)	1.36%	533,957	1.06%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.21%
250,000	10/30/12	GMAC Inc.	1.75%	253,966	0.51%
550,000	5/2/14	JPMorgan Chase & Co.	1.30%	534,104	1.06%
275,000	4/29/13	Morgan Stanley	1.41%	259,838	0.52%
550,000	1/9/14	Morgan Stanley	0.69%	498,486	0.99%
250,000	11/1/12	The Bank of New York Mellon	4.95%	261,274	0.52%
175,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	180,555	0.36%
640,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	599,631	1.20%
109,000	10/23/12	Wells Fargo & Company	5.25%	113,904	0.23%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.42%
U.S. Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	49,842	0.10%
125,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	127,117	0.25%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	411,323	0.82%
U.S. Chemicals
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.40%
U.S. Computers
550,000	4/1/14	Dell Inc.	0.97%	554,627	1.11%
250,000	3/1/12	Hewlett-Packard Company	0.64%	250,024	0.50%
275,000	5/30/14	Hewlett-Packard Company	0.92%	266,109	0.53%
50,000	9/19/14	Hewlett-Packard Company	2.11%	49,793	0.10%
U.S. Consumer Products
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.31%
U.S. Diversified Financial Services
250,000	6/29/12	American Honda Finance Corporation	0.68%	249,940	0.50%
200,000	5/24/13	BlackRock, Inc.	0.81%	200,049	0.40%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	204,450	0.41%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	55,022	0.11%
250,000	1/8/13	General Electric Capital Corporation	2.80%	258,114	0.51%
550,000	1/15/14	HSBC Finance Corporation	0.65%	507,421	1.01%
300,000	3/15/12	John Deere Capital Corporation	7.00%	310,267	0.62%
275,000	10/1/12	John Deere Capital Corporation	5.25%	288,190	0.57%
400,000	7/16/12	Massmutual Global Funding II	3.63%	412,687	0.82%
250,000	2/15/12	Principal Life Global Funding I	6.25%	257,380	0.51%
200,000	10/12/12	Toyota Motor Credit Corporation	0.59%	200,339	0.40%
U.S. Energy
275,000	10/15/12	ConocoPhillips	4.75%	285,969	0.57%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Healthcare
$290,000	3/1/14	Roche Holdings, Inc.	5.00%	$318,556	0.63%
U.S. Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.88%	200,914	0.40%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.41%
250,000	8/22/12	New York Life Global Funding	0.54%	250,101	0.50%
250,000	12/14/12	New York Life Global Funding	2.25%	253,581	0.51%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.42%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.41%
125,000	6/15/12	The Travelers Companies, Inc.	5.38%	127,710	0.25%
U.S. Manufacturing
410,000	6/21/13	Danaher Corporation	0.82%	410,700	0.82%
U.S. Mining
200,000	3/29/12	BHP Billiton Finance (USA)	5.13%	204,825	0.41%
U.S. Multimedia
150,000	12/1/14	The Walt Disney Company	0.88%	150,808	0.30%
U.S. Pharmaceuticals
200,000	3/15/13	Pfizer Inc.	5.50%	214,659	0.43%
U.S. Retail
500,000	7/18/14	Target Corporation	0.57%	500,573	1.00%
U.S. Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.21%
U.S. Telecommunications
140,000	3/14/14	Cisco Systems, Inc.	0.79%	139,953	0.28%
330,000	3/28/14	Verizon Communications Inc.	1.18%	329,622	0.66%
U.S. Transportation
150,000	1/15/13	United Parcel Service, Inc.	4.50%	159,292	0.32%
Foreign Automotive
550,000	4/1/14	Volkswagen International Finance N.V.	0.98%	540,367	1.08%
Foreign Banks
550,000	1/10/14	BNP Paribas	1.29%	508,863	1.01%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.50%
550,000	3/17/14	Commonwealth Bank of Australia	1.29%	541,445	1.08%
275,000	4/14/14	Danske Bank A/S	1.45%	265,934	0.53%
250,000	8/3/12	HSBC Bank PLC	0.88%	250,519	0.50%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.50%
300,000	1/13/12	ING Bank N.V.	1.03%	300,655	0.60%
550,000	3/15/13	ING Bank N.V.	1.60%	537,605	1.07%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.50%
250,000	6/15/12	National Australia Bank Limited	0.75%	250,128	0.50%
350,000	2/4/13	Rabobank Nederland	0.58%	350,232	0.70%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Foreign Banks (continued)
$350,000	12/12/12	Royal Bank of Canada	0.69%	$350,494	0.70%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	202,009	0.40%
270,000	7/26/13	The Toronto-Dominion Bank	0.60%	269,910	0.54%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.20%
Foreign Energy
525,000	3/10/12	BP Capital Markets P.L.C.	3.13%	532,472	1.06%
175,000	3/25/13	Shell International Finance B.V.	1.88%	179,136	0.36%
Foreign Pharmaceuticals
250,000	3/28/13	Sanofi	0.77%	250,259	0.50%
260,000	3/28/14	Sanofi	0.88%	259,661	0.52%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	49,726	0.10%
Foreign Telecommunications
200,000	2/27/12	Vodafone Group Public Limited Company	0.79%	200,172	0.40%
Total corporate notes (cost: $21,841,325)				21,362,494	42.62%

Total investments in securities (cost: $32,843,121)				$32,329,643	64.51%

Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
U.S. Banks
$250,000	11/5/12	Canadian Imperial Bank of Commerce NY	0.64%	250,239	0.50%
500,000	4/4/12	Deutsche Bank Aktiengesellschaft NY	0.45%	501,218	1.00%
250,000	5/8/12	Nordea Bank Finland PLC NY	0.40%	250,456	0.50%
200,000	11/13/12	Nordea Bank Finland PLC NY	0.65%	199,168	0.40%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.49%
250,000	2/3/12	The Shizuoka Bank, Ltd. NY	0.49%	250,234	0.50%
350,000	4/25/12	UBS AG USA	0.55%	351,170	0.70%
Foreign Government Sponsored Enterprise
350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	349,587	0.70%
Foreign Banks
250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,600	0.50%
200,000	6/11/12	The Bank of Nova Scotia	0.74%	200,115	0.40%
250,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	250,442	0.50%
500,000	5/3/12	Westpac Banking Corporation	0.40%	501,339	1.00%
Total certificates of deposit (cost: $3,600,180)				$3,602,740	7.19%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
	Agricultural commodities	$16,888	0.03%
	Currencies	3,502	0.01%
	Energy products	(65,917)	(0.13)%
	Interest rates	54,689	0.11%
	Metals	(306,086)	(0.61)%
	Stock indices	12,697	0.03%
Net unrealized loss on open long U.S. futures contracts		(284,227)	(0.56)%

Short U.S. Futures Contracts
	Agricultural commodities	95,886	0.19%
	Currencies	95,107	0.19%
	Energy products
	Natural gas (86 contracts, Feb '12 - Oct '12)	848,200	1.69%
	Other	31,293	0.06%
	Interest rates	(24,350)	(0.05)%
	Metals	252,249	0.50%
	Stock indices	3,552	0.01%
Net unrealized gain on open short U.S. futures contracts		1,301,937	2.59%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts		1,017,710	2.03%

Long Foreign Futures Contracts
	Agricultural commodities	82,910	0.17%
	Currencies	(21,637)	(0.04)%
	Energy products	6,598	0.01%
	Interest rates[2]	648,438	1.29%
	Metals	(128,177)	(0.26)%
	Stock indices	35,931	0.07%
Net unrealized gain on open long foreign futures contracts		624,063	1.24%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$241,998	0.48%
Currencies[2]	733,774	1.46%
Energy products	33	0.00%
Interest rates	17,332	0.03%
Metals	171,249	0.34%
Stock indices	(2,077)	(0.00)%
Net unrealized gain on open short foreign futures contracts	1,162,309	2.31%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,786,372	3.55%

Net unrealized gain on open futures contracts	$2,804,082	5.58%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

2 No individual futures contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2010

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural commodities [1]	$1,268,992	1.66%
Currencies	458,322	0.60%
Energy products	608,067	0.80%
Interest rates	188,147	0.25%
Metals
LME Copper U.S. (54 contracts, Jan 2011 - Apr 2011)	1,121,063	1.47%
Other [1]	1,659,779	2.17%
Stock indices	12,632	0.02%
Net unrealized gain on open long U.S. futures contracts	5,317,002	6.97%

Short U.S. Futures Contracts
Agricultural commodities	(183,030)	(0.24)%
Currencies	(281,316)	(0.37)%
Energy products [1]	(1,150,945)	(1.50)%
Interest rates	(59,969)	(0.08)%
Metals
LME Zinc U.S. (122 contracts, Jan 2011 - Apr 2011)	(898,888)	(1.18)%
Other [1]	(1,849,621)	(2.42)%
Stock indices	1,800	0.00%
Net unrealized loss on open short U.S. futures contracts	(4,421,969)	(5.79)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	895,033	1.18%

Long Foreign Futures Contracts
Agricultural commodities	384,170	0.50%
Currencies	158,179	0.21%
Energy products	311,379	0.41%
Interest rates	27,862	0.04%
Metals	96,460	0.13%
Stock indices	(48,932)	(0.06)%
Net unrealized gain on open long foreign futures contracts	929,118	1.23%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2010

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Short Foreign Futures Contracts
Agricultural commodities	$(65,886)	(0.09)%
Currencies [1]	3,036,326	3.97%
Interest rate	(225,376)	(0.29)%
Stock indices	50,151	0.07%
Net unrealized gain on open short foreign futures contracts	2,795,215	3.66%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	3,724,333	4.89%

Net unrealized gain on open futures contracts	$4,619,366	6.07%

1 No individual futures contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Operations

Years Ended December 31, 2011 and 2010

	2011	2010
Trading Gain (Loss) from Futures Trading
Net realized gain (loss)	$(19,007,648)	$9,355,296
Net change in unrealized gain (loss)	(1,815,284)	573,239
Brokerage commissions and trading expenses	(194,767)	(218,886)
Net gain (loss) from futures trading	(21,017,699)	9,709,649

Net Investment Loss
Income (loss)
Interest income	532,806	229,575
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(706,135)	12,622
Total income (loss)	(173,329)	242,197
Expenses
Trading Advisor management fee	624,703	750,606
Trading Advisor incentive fee	-	1,684
Cash Manager fees	40,808	-
General Partner management fee	684,696	804,011
Selling Agent fees – General Partner	1,867,317	2,192,757
Administrative expenses – General Partner	939,228	884,217
General Partner 1% allocation	(248,763)	56,532
Total expenses	3,907,989	4,689,807
Administrative expenses waived	(471,439)	(334,653)
Net total expenses	3,436,550	4,355,154
Net investment loss	(3,609,879)	(4,112,957)
Net Income (Loss)	$(24,627,578)	$5,596,692

	Class A Units
	2011	2010
Increase (decrease) in net asset value per unit for the year	$(848.20)	$196.16

Net income (loss) per unit	$(867.89)	$196.42
(based on weighted average number of units outstanding during the year)
Weighted average number of units outstanding	28,376.2706	28,492.9034

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income (loss)	$(24,627,578)	$5,596,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures trading	1,815,284	(573,239)
Purchases of securities and certificates of deposit	(81,734,524)	-
Proceeds from disposition of securities and certificates of deposit	45,096,006	8,087,756
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	706,135	(12,622)
Changes in
Interest receivable	4,545	(3,857)
General Partner 1% allocation receivable/payable	(305,295)	138,196
Trading Advisor management fee payable	(21,596)	(58,774)
Trading Advisor incentive fee payable	(1,684)	1,684
Commissions and other trading fees payable on open contracts	(8,178)	8,532
Cash Manager fees payable	13,033	-
Administrative expenses payable – General Partner	(11,609)	(94,135)
Selling Agent fees payable – General Partner	(63,666)	9,166
General Partner management fee payable	(23,345)	3,361
Net cash provided by (used in) operating activities	(59,162,472)	13,102,760

Cash flows from financing activities
Subscriptions	8,437,623	5,432,137
Subscriptions received in advance	131,216	1,141,953
Redemptions	(10,268,117)	(8,144,880)
Net cash used in financing activities	(1,699,278)	(1,570,790)

Net increase (decrease) in cash and cash equivalents	(60,861,750)	11,531,970
Cash and cash equivalents, beginning of year	73,864,700	62,332,730
Cash and cash equivalents, end of year	$13,002,950	$73,864,700

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$11,212,458	$21,054,325
Cash and cash equivalents	1,790,492	52,810,375
Total end of year cash and cash equivalents	$13,002,950	$73,864,700

Supplemental disclosure of cash flow information
Prior year redemptions paid	$424,209	$199,956
Prior year subscriptions received in advance	$1,141,953	$767,147

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,406,594	$424,209

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2011 and 2010

	Units	Amount

Balance at December 31, 2009	28,805.7820	$73,049,616
Net income		5,596,692
Subscriptions	2,486.6130	6,199,284
Redemptions	(3,300.6038)	(8,369,133)
Balance at December 31, 2010	27,991.7912	76,476,459
Net loss		(24,627,578)
Subscriptions	4,122.0516	9,579,576
Redemptions	(5,478.6377)	(11,250,502)
Balance at December 31, 2011	26,635.2051	$50,177,955

Net Asset Value Per Unit

December 31, 2011	$1,883.90
December 31, 2010	$2,732.10
December 31, 2009	$2,535.94

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

The Fund uses a commodity trading advisor to engage in the speculative trading of futures contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades futures contracts within six major market sectors: interest rates, stock indices, currencies, energy products, metals and agricultural commodities.

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

Revenue Recognition

Futures contracts, investments in securities and certificates of deposit are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss on from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The levels of the fair value hierarchy are described below:

Level 1 – Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include exchange-traded derivatives, money market funds and U.S. Treasury securities.

Level 2 – Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

Level 3 – Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments valued using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2011 and 2010, there were no such transfers between levels.

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

Cash and Cash Equivalents

Cash and cash equivalents may include cash, funds held in money market accounts or short-term investments with maturities of three months or less at the date of acquisition and that are not held for sale in the normal course of business. The Fund maintains deposits with financial institutions in amounts that exceed federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2011. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2008.

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

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Fund’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,804,082	$—	$2,804,082
Cash and cash equivalents:
Money market fund	1,273,215	—	1,273,215
Investments in securities:
U.S. Treasury securities*	2,673,925	—	2,673,925
U.S. government sponsored enterprise notes*	—	2,875,774	2,875,774
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	4,760,145	4,760,145
Corporate notes*	—	21,362,494	21,362,494
Certificates of deposit*	—	3,602,740	3,602,740
Total	$6,751,222	$33,258,458	$40,009,580

*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$4,619,366	$—	$4,619,366
Cash and cash equivalents:
Money market fund	8,669	—	8,669
Total	$4,628,035	$—	$4,628,035

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2011 and 2010, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At December 31, 2011 and 2010, the Fund’s futures contracts had the following impact on the statements of financial condition:

December 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$877,385	$(439,703)	$437,682
Currencies	913,098	(102,352)	810,746
Energy products	1,001,783	(181,576)	820,207
Interest rates	798,597	(102,488)	696,109
Metals	691,877	(702,642)	(10,765)
Stock indices	85,793	(35,690)	50,103
Net unrealized gain on open futures contracts	$4,368,533	$(1,564,451)	$2,804,082

At December 31, 2011, there were 3,334 open futures contracts.

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$1,692,012	$(287,766)	$1,404,246
Currencies	3,856,198	(484,687)	3,371,511
Energy products	948,198	(1,179,697)	(231,499)
Interest rates	376,551	(445,887)	(69,336)
Metals	2,923,850	(2,795,057)	128,793
Stock indices	174,685	(159,034)	15,651
Net unrealized gain on open futures contracts	$9,971,494	$(5,352,128)	$4,619,366

At December 31, 2010, there were 5,918 open futures contracts.

For the years ended December 31, 2011 and 2010, the Fund’s futures contracts had the following impact on the statements of operations:

	2011		2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(3,835,500)	$(966,564)	$2,048,515	$583,936
Currencies	(4,232,456)	(2,560,765)	1,770,813	3,279,681
Energy products	(3,199,743)	1,051,706	(4,308,346)	177,961
Interest rates	3,356,308	765,445	8,126,210	(1,632,530)
Metals	(3,778,514)	(139,558)	1,611,675	(1,268,916)
Stock indices	(7,300,684)	34,452	164,860	(566,893)
Total futures contracts	$(18,990,589)	$(1,815,284)	$9,413,727	$573,239

For the years ended December 31, 2011 and 2010, the number of futures contracts closed was 38,052 and 37,677, respectively.

4.	General Partner

At December 31, 2011 and 2010, and for the years then ended, the General Partner did not maintain a capital balance in the Fund. During 2010, the beneficiary of the sole shareholder of the General Partner redeemed all of his investment of 21.5210 Units of the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears.

▪	Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

5.	Trading Advisor and Cash Managers

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 1% of allocated net assets (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 25% of net new trading profits (as defined in the advisory agreement).

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At December 31, 2011 and 2010, the Fund had margin deposit requirements of $6,284,545 and $12,546,070, respectively.

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

For the years ended December 31, 2011 and 2010, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $315,510 and $151,467, respectively. Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the years ended December 31, 2011 and 2010, the General Partner voluntarily waived $155,929 and $183,186, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At December 31, 2011 and 2010, $32,403 and $44,012, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2011 and 2010, the Fund received advance subscriptions of $131,216 and $1,141,953, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

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

The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. Prior to April 2011, the Fund used UBS Financial Services, Inc. as its cash management securities broker for the investment of some excess margin amounts into fixed income instruments.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in specific circumstances, distributions and redemptions received.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$2,673,925	$2,875,774	$4,120,420	$14,672,697	$2,050,657	$26,393,473	52.68%
Netherlands	-	-	-	1,907,995	-	1,907,995	3.80%
France	-	251,279	249,959	1,018,783	349,587	1,869,608	3.73%
Australia	-	-	-	1,142,386	501,339	1,643,725	3.28%
Great Britain	-	-	-	1,434,661	-	1,434,661	2.86%
Canada	-	-	-	620,404	450,715	1,071,119	2.13%
Japan	-	-	189,963	-	250,442	440,405	0.88%
Sweden	-	-	-	265,934	-	265,934	0.53%
Germany	-	-	-	249,908	-	249,908	0.50%
Europe multi-national	-	204,235	-	-	-	204,235	0.41%
Africa multi-national	-	201,791	-	-	-	201,791	0.40%
Singapore	-	-	199,803	-	-	199,803	0.40%
Netherland Antilles	-	-	-	49,726	-	49,726	0.10%
Total	$2,673,925	$3,533,079	$4,760,145	$21,362,494	$3,602,740	$35,932,383	71.70%

At December 31, 2010, the Fund had no investments in debt securities or certificates of deposit.

10.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2011 and 2010, assuming the unit was outstanding throughout the entire year:

	2011	2010
Per Unit Operating Performance
Net asset value per unit at beginning of year	$2,732.10	$2,535.94
Income (loss) from operations
Gain (loss) from futures trading (1)	(720.99)	340.51
Net investment loss (1)	(127.21)	(144.35)
Total income (loss) from operations	(848.20)	196.16

Net asset value per unit at end of year	$1,883.90	$2,732.10

Total return	(31.05)%	7.74%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee and General Partner 1% allocation (2) (3)	5.91%	5.94%
Trading Advisor incentive fee (4)	0.00%	0.00%
General Partner 1% allocation	(0.40)%	0.08%
Total expenses	5.51%	6.02%

Net investment loss (2) (3)	(5.79)%	(5.69)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the years ended December 31, 2011 and 2010, the ratios are net of 0.76 % and 0.46%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

