Form 10-Q
period 2012-03-31
SAGE FUND LP
filed 2012-05-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31,	December 31,
	2012	2011
Assets
Equity in broker trading accounts
Cash	$11,872,959	$11,212,458
Net unrealized gain on open futures contracts	759,637	2,804,082
Interest receivable	543	720
Total equity in broker trading accounts	12,633,139	14,017,260
Cash and cash equivalents	333,312	1,790,492
Investments in securities, at fair value	28,628,396	32,329,643
Certificates of deposit, at fair value	4,027,002	3,602,740
General Partner 1% allocation receivable	11,307	248,763
Total assets	$45,633,156	$51,988,898
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$37,847	$43,046
Commissions and other trading fees payable on open contracts	8,772	7,869
Cash Manager fees payable	11,752	13,033
General Partner management fee payable	41,681	47,429
Selling Agent fees payable - General Partner	113,674	129,353
Administrative expenses payable - General Partner	28,477	32,403
Redemptions payable	2,168,146	1,406,594
Subscriptions received in advance	46,214	131,216
Total liabilities	2,456,563	1,810,943
Partners’ Capital (Net Asset Value)
Class A Interests – 23,460.0248 units and 26,635.2051 units outstanding at March 31, 2012 and December 31, 2011, respectively	43,176,593	50,177,955
Total liabilities and partners' capital (net asset value)	$45,633,156	$51,988,898

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$250,000	5/31/12	U.S. Treasury Note	4.75%	$255,859	0.59%
600,000	6/15/12	U.S. Treasury Note	1.88%	605,459	1.40%
100,000	8/31/12	U.S. Treasury Note	0.38%	100,123	0.23%
175,000	9/30/12	U.S. Treasury Note	0.38%	175,187	0.41%
225,000	10/31/12	U.S. Treasury Note	3.88%	233,472	0.54%
350,000	11/15/12	U.S. Treasury Note	1.38%	354,414	0.82%
115,000	1/15/13	U.S. Treasury Note	1.38%	116,388	0.27%
300,000	2/15/13	U.S. Treasury Note	1.38%	303,533	0.70%
300,000	3/31/13	U.S. Treasury Note	2.50%	306,770	0.71%
400,000	4/15/13	U.S. Treasury Note	1.75%	409,501	0.95%
250,000	9/30/13	U.S. Treasury Note	0.13%	249,366	0.58%
300,000	11/15/13	U.S. Treasury Note	0.50%	301,471	0.70%
300,000	12/31/13	U.S. Treasury Note	0.13%	299,063	0.69%
Total U.S. Treasury securities (cost: $3,736,674)				3,710,606	8.59%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	6/20/12	Federal Home Loan Bank	1.88%	252,249	0.58%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,222	0.58%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,279	0.70%
31,250	8/10/12	Federal Home Loan Bank	0.35%	31,302	0.07%
600,000	8/22/12	Federal Home Loan Bank	1.75%	604,867	1.40%
200,000	10/5/12	Federal Home Loan Bank	0.31%	200,305	0.46%
200,000	1/16/13	Federal Home Loan Bank	1.50%	202,616	0.47%
400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	404,822	0.94%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	201,020	0.47%
Total U.S. government sponsored enterprise notes (cost: $2,463,166)				2,447,682	5.67%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	6/11/12	Soc. de Financement de l'Economie Fr.	2.25%	252,352	0.58%
Total foreign government sponsored enterprise notes (cost: $254,731)				252,352	0.58%
Total government sponsored enterprise notes (cost: $2,717,897)				2,700,034	6.25%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$150,000	4/20/12	BMW US Capital, LLC	0.31%	149,975	0.35%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	4/30/12	Barclays US Funding LLC	0.15%	$199,976	0.46%
150,000	4/26/12	HSBC USA Inc.	0.24%	149,975	0.35%
200,000	6/26/12	The Bank of Tokyo-Mitsubishi UFJ (NY)	0.36%	199,828	0.46%
200,000	4/11/12	Union Bank, National Association	0.25%	199,986	0.46%
Beverages
250,000	4/11/12	Bacardi Corporation	0.45%	249,969	0.58%
Computers
250,000	4/9/12	Hewlett-Packard Company	0.44%	249,976	0.58%
Diversified Financial Services
160,000	5/3/12	Caterpillar Financial Services Corporation	0.12%	159,983	0.37%
200,000	4/16/12	ING (U.S.) Funding LLC	0.30%	199,985	0.46%
250,000	4/19/12	Louis Dreyfus Commodities LLC	0.20%	249,975	0.58%
200,000	4/4/12	Rabobank USA Financial Corporation	0.46%	199,999	0.46%
Energy
250,000	4/5/12	NextEra Energy Capital Holdings, Inc.	0.42%	249,988	0.58%
250,000	4/11/12	The Southern Company	0.20%	249,986	0.58%
Insurance
150,000	5/11/12	Metlife Funding, Inc.	0.15%	149,975	0.36%
Mining
200,000	4/23/12	BHP Billiton Finance (USA) Limited	0.13%	199,984	0.46%
Total U.S. commercial paper (cost: $3,058,818)				3,059,560	7.09%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	6/1/12	Oversea-Chinese Banking Corp.	0.30%	199,898	0.46%
200,000	4/25/12	The Bank of Nova Scotia	0.12%	199,984	0.46%
Energy
250,000	5/14/12	BP Capital Markets P.L.C.	0.18%	249,946	0.58%
250,000	4/3/12	GDF Suez	0.22%	249,997	0.58%
Government Sponsored Enterprise
250,000	4/17/12	Corporacion Andina de Fomento	0.29%	249,968	0.58%
Total foreign commercial paper (cost: $1,149,535)				1,149,793	2.66%

Total commercial paper (cost: $4,208,353)				4,209,353	9.75%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	4/1/12	McDonnell Douglas Corporation	9.75%	$209,846	0.49%
Banks
350,000	1/30/14	Bank of America Corporation	1.97%	344,830	0.80%
200,000	7/27/12	BB&T Corporation	3.85%	203,489	0.47%
550,000	4/1/14	Citigroup Inc.	1.51%	542,476	1.26%
550,000	1/14/14	Credit Suisse AG	1.53%	549,222	1.27%
250,000	10/30/12	GMAC Inc.	1.75%	254,051	0.59%
550,000	5/2/14	JPMorgan Chase & Co.	1.22%	551,223	1.28%
550,000	1/9/14	Morgan Stanley	0.88%	524,164	1.21%
250,000	11/1/12	The Bank of New York Mellon	4.95%	261,579	0.61%
400,000	2/7/14	The Goldman Sachs Group, Inc.	1.53%	393,689	0.91%
309,000	5/1/13	Wachovia Corporation	5.50%	331,600	0.77%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.93%	50,175	0.11%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	403,887	0.94%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	202,939	0.47%
Computers
550,000	4/1/14	Dell Inc.	1.18%	554,538	1.28%
275,000	5/30/14	Hewlett-Packard Company	0.89%	272,046	0.63%
50,000	9/19/14	Hewlett-Packard Company	2.02%	50,406	0.11%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corporation	0.57%	249,942	0.58%
200,000	5/24/13	BlackRock, Inc.	0.79%	200,854	0.47%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	205,136	0.48%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.87%	55,368	0.12%
250,000	1/8/13	General Electric Capital Corporation	2.80%	255,857	0.59%
550,000	1/15/14	HSBC Finance Corporation (USA)	0.82%	535,430	1.24%
275,000	10/1/12	John Deere Capital Corporation	5.25%	288,949	0.67%
400,000	7/16/12	Massmutual Global Funding II	3.63%	406,217	0.94%
200,000	10/12/12	Toyota Motor Credit Corporation	0.78%	200,625	0.46%
150,000	1/14/13	Toyota Motor Credit Corporation	0.78%	150,527	0.35%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	275,273	0.64%
Energy
275,000	10/15/12	ConocoPhillips	4.75%	287,248	0.67%
Food
200,000	9/15/12	Cargill, Incorporated	5.60%	204,589	0.47%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	313,796	0.73%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

					% of
					Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance
$200,000	2/11/13	Berkshire Hathaway Inc.	0.94%	$201,247	0.47%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	203,194	0.47%
250,000	8/22/12	New York Life Global Funding	0.54%	250,124	0.58%
250,000	12/14/12	New York Life Global Funding	2.25%	254,578	0.59%
200,000	4/15/13	Pacific Life Global Funding	5.15%	213,253	0.49%
200,000	6/25/12	Pricoa Global Funding I	4.63%	204,222	0.47%
125,000	6/15/12	The Travelers Companies, Inc.	5.38%	128,192	0.30%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.72%	411,193	0.95%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	151,102	0.35%
Pharmaceutical
200,000	3/15/13	Pfizer Inc.	5.50%	210,133	0.49%
Retail
500,000	7/18/14	Target Corporation	0.73%	502,165	1.16%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,422	0.24%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	223,931	0.52%
140,000	3/14/14	Cisco Systems, Inc.	0.72%	140,762	0.33%
330,000	3/28/14	Verizon Communications Inc.	1.08%	332,765	0.77%
Transportation
350,000	1/15/13	United Parcel Service, Inc.	4.50%	364,491	0.84%
Total U.S. corporate notes (cost: $13,372,761)				13,225,745	30.63%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$550,000	4/1/14	Volkswagen International Finance N.V.	1.19%	549,989	1.27%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	204,471	0.47%
550,000	1/10/14	BNP Paribas	1.48%	540,464	1.25%
250,000	6/29/12	Commonwealth Bank of Australia	0.67%	249,892	0.58%
275,000	4/14/14	Danske Bank A/S	1.62%	271,322	0.63%
250,000	1/18/13	HSBC Bank PLC	0.96%	250,518	0.58%
550,000	3/15/13	ING Bank N.V.	1.52%	550,584	1.28%
250,000	6/17/13	KfW Bankengruppe	0.25%	249,928	0.58%
250,000	6/15/12	National Australia Bank Limited	0.67%	250,076	0.58%
350,000	2/4/13	Rabobank Nederland	0.68%	350,300	0.81%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$200,000	5/11/12	The Royal Bank of Scotland	2.63%	$202,383	0.47%
270,000	7/26/13	The Toronto-Dominion Bank	0.74%	271,140	0.63%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,442	0.23%
Energy
175,000	3/25/13	Shell International Finance B.V.	1.88%	177,680	0.41%
Pharmaceutical
250,000	3/28/13	Sanofi	0.67%	250,941	0.58%
260,000	3/28/14	Sanofi	0.78%	261,383	0.61%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.97%	50,145	0.12%
Total foreign corporate notes (cost: $4,807,446)				4,782,658	11.08%
Total corporate notes (cost: $18,180,207)				18,008,403	41.71%

Total investments in securities (cost: $28,843,131)				$28,628,396	66.30%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	6/15/12	Barclays Bank PLC (NY)	0.33%	$200,044	0.46%
250,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.73%	250,602	0.58%
250,000	5/7/12	Mizuho Corporate Bank, Ltd. (NY)	0.42%	250,200	0.58%
250,000	5/8/12	Nordea Bank Finland (NY)	0.40%	250,970	0.58%
200,000	11/13/12	Nordea Bank Finland (NY)	0.71%	199,987	0.46%
250,000	3/1/13	PNC Bank	0.59%	250,187	0.58%
250,000	8/9/12	Standard Chartered Bank	0.72%	250,378	0.58%
200,000	6/11/12	The Bank of Nova Scotia (NY)	0.67%	200,224	0.46%
250,000	9/10/12	The Bank of Tokyo-Mitsubishi UFJ (NY)	0.52%	250,060	0.58%
250,000	9/7/12	The Norinchukin Bank (NY)	0.55%	250,028	0.58%
350,000	4/25/12	UBS AG (NY)	0.55%	351,888	0.82%
500,000	5/3/12	Westpac Banking Corporation (NY)	0.40%	501,945	1.17%
Charity
220,000	4/4/12	The Salvation Army	0.30%	220,332	0.51%
Total U.S. certificates of deposit (cost: $3,420,430)				3,426,845	7.94%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	6/19/12	Swedbank Sparbanken Svenge AB	0.53%	$250,073	0.58%
Government Sponsored Enterprise
350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.54%	350,084	0.81%
Total foreign certificates of deposit (cost: $599,959)				600,157	1.39%

Total certificates of deposit (cost: $4,020,389)				$4,027,002	9.33%

Open Futures Contracts
Long U.S. Futures Contracts
		Agricultural commodities		$(119,428)	(0.28)%
		Currencies		(21,545)	(0.05)%
		Energy		28,210	0.07%
		Equity indices		27,065	0.06%
		Interest rate instruments		(15,188)	(0.04)%
		Metals		(228,015)	(0.53)%
Net unrealized loss on open long U.S. futures contracts				(328,901)	(0.77)%

Short U.S. Futures Contracts
		Agricultural commodities		178,996	0.41%
		Currencies		(8,556)	(0.02)%
		Energy		321,580	0.74%
		Equity indices		(700)	(0.00)%
		Interest rate instruments		(9,780)	(0.02)%
		Metals		103,025	0.24%
Net unrealized gain on open short U.S. futures contracts				584,565	1.35%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts				255,664	0.58%

Long Foreign Futures Contracts
		Agricultural commodities[2]		516,518	1.20%
		Currencies		39,098	0.09%
		Energy		225,159	0.52%
		Equity indices		(16,707)	(0.04)%
		Interest rate instruments		156,042	0.36%
		Metals		22,284	0.05%
Net unrealized gain on open long foreign futures contracts				942,394	2.18%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		% of Partners'
		Capital (Net Asset
Description	Fair Value	Value)
Short Foreign Futures Contracts
Agricultural commodities	$(70,758)	(0.16)%
Currencies	(249,672)	(0.58)%
Energy	(11,380)	(0.03)%
Equity indices	22,291	0.05%
Interest rate instruments	(13,761)	(0.03)%
Metals	(115,141)	(0.27)%
Net unrealized loss on open short foreign futures contracts	(438,421)	(1.02)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	503,973	1.16%

Net unrealized gain on open futures contracts	$759,637	1.74%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

 The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$225,000	3/8/12	U.S. Treasury Bill	0.20%	$224,993	0.45%
75,000	2/29/12	U.S. Treasury Note	0.88%	75,323	0.15%
250,000	5/31/12	U.S. Treasury Note	4.75%	255,824	0.51%
825,000	6/15/12	U.S. Treasury Note	1.88%	832,458	1.66%
75,000	8/31/12	U.S. Treasury Note	0.38%	75,228	0.15%
300,000	9/30/12	U.S. Treasury Note	0.38%	300,861	0.60%
225,000	10/31/12	U.S. Treasury Note	3.88%	233,413	0.47%
250,000	11/15/12	U.S. Treasury Note	1.38%	253,112	0.50%
115,000	1/15/13	U.S. Treasury Note	1.38%	117,159	0.23%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.61%
Total U.S. Treasury securities (cost: $2,693,658)				2,673,925	5.33%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	6/20/12	Federal Home Loan Bank	1.88%	252,130	0.50%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.50%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.60%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.50%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	1.21%
200,000	10/5/12	Federal Home Loan Bank	0.31%	200,147	0.40%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.41%
400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	407,242	0.81%
200,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	200,114	0.40%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	202,018	0.40%
Total U.S. government sponsored enterprise notes (cost: $2,881,896)				2,875,774	5.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.40%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.41%
250,000	6/11/12	Soc. de Financement de l'Economie Fr.	2.25%	251,279	0.50%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.31%
Total government sponsored enterprise notes (cost: $3,548,911)				3,533,079	7.04%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	1/9/12	BMW US Capital, LLC	0.38%	249,979	0.50%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	$199,888	0.40%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.30%
200,000	2/6/12	Union Bank NA	0.18%	199,964	0.40%
Beverages
250,000	2/2/12	Anheuser-Busch InBev Worldwide, Inc.	0.25%	249,944	0.50%
Charity
240,000	1/25/12	The Salvation Army	0.10%	239,984	0.48%
Diversifed Financial Services
200,000	1/18/12	American Honda Finance Corporation	0.17%	199,984	0.40%
140,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	139,950	0.28%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.40%
150,000	1/19/12	National Rural Utilities Cooperative	0.07%	149,995	0.30%
200,000	1/6/12	Nordea Inv. Mgmt North America, Inc.	0.32%	199,991	0.40%
150,000	1/9/12	PACCAR Financial Corp.	0.08%	149,997	0.30%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.50%
151,000	1/13/12	River Fuel Trust 1	0.40%	150,980	0.30%
Energy
250,000	1/12/12	Oglethorpe Power Corp.	0.17%	249,987	0.50%
250,000	1/3/12	Pacific Gas and Electric Company	0.40%	249,994	0.50%
250,000	1/11/12	The Southern Company	0.17%	249,988	0.50%
Insurance
190,000	1/10/12	Metlife Funding, Inc.	0.09%	189,996	0.38%
Manufacturing
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.50%
Mining
200,000	1/24/12	BHP Billiton Finance (USA)	0.13%	199,983	0.40%
Total U.S. commercial paper (cost: $4,119,677)				4,120,420	8.24%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$190,000	1/25/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	189,963	0.38%
200,000	3/8/12	Oversea-Chinese Banking Corporation Ltd	0.53%	199,803	0.40%
Energy
250,000	2/1/12	GDF Suez	0.19%	249,959	0.50%
Total foreign commercial paper (cost: $639,550)				639,725	1.28%
Total commercial paper (cost: $4,759,227)				4,760,145	9.52%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	4/1/12	McDonnell Douglas	9.75%	$209,286	0.42%
Agricultural
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.40%
200,000	9/15/12	Cargill	5.60%	209,344	0.42%
Face Value	Maturity Date	Name	Yield[1]
Banks
550,000	1/30/14	Bank of America Corporation	1.85%	498,327	0.99%
200,000	7/27/12	BB&T Corporation	3.85%	206,557	0.41%
550,000	4/1/14	Citigroup Inc.	1.30%	520,101	1.04%
550,000	1/14/14	Credit Suisse AG (NY)	1.36%	533,957	1.06%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.21%
250,000	10/30/12	GMAC Inc.	1.75%	253,966	0.51%
550,000	5/2/14	JPMorgan Chase & Co.	1.30%	534,104	1.06%
275,000	4/29/13	Morgan Stanley	1.41%	259,838	0.52%
550,000	1/9/14	Morgan Stanley	0.69%	498,486	0.99%
250,000	11/1/12	The Bank of New York Mellon	4.95%	261,274	0.52%
175,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	180,555	0.36%
640,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	599,631	1.20%
109,000	10/23/12	Wells Fargo & Company	5.25%	113,904	0.23%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.42%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	49,842	0.10%
125,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	127,117	0.25%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	411,323	0.82%
Chemicals
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.40%
Computers
550,000	4/1/14	Dell Inc.	0.97%	554,627	1.11%
250,000	3/1/12	Hewlett-Packard Company	0.64%	250,024	0.50%
275,000	5/30/14	Hewlett-Packard Company	0.92%	266,109	0.53%
50,000	9/19/14	Hewlett-Packard Company	2.11%	49,793	0.10%
Consumer Products
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.31%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corporation	0.68%	249,940	0.50%
200,000	5/24/13	BlackRock, Inc.	0.81%	200,049	0.40%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	204,450	0.41%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	55,022	0.11%
250,000	1/8/13	General Electric Capital Corporation	2.80%	258,114	0.51%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)

U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$550,000	1/15/14	HSBC Finance Corporation	0.65%	$507,421	1.01%
300,000	3/15/12	John Deere Capital Corporation	7.00%	310,267	0.62%
275,000	10/1/12	John Deere Capital Corporation	5.25%	288,190	0.57%
400,000	7/16/12	Massmutual Global Funding II	3.63%	412,687	0.82%
250,000	2/15/12	Principal Life Global Funding I	6.25%	257,380	0.51%
200,000	10/12/12	Toyota Motor Credit Corporation	0.59%	200,339	0.40%
Energy
275,000	10/15/12	ConocoPhillips	4.75%	285,969	0.57%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	318,556	0.63%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.88%	200,914	0.40%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.41%
250,000	8/22/12	New York Life Global Funding	0.54%	250,101	0.50%
250,000	12/14/12	New York Life Global Funding	2.25%	253,581	0.51%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.42%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.41%
125,000	6/15/12	The Travelers Companies, Inc.	5.38%	127,710	0.25%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.82%	410,700	0.82%
Mining
200,000	3/29/12	BHP Billiton Finance (USA)	5.13%	204,825	0.41%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	150,808	0.30%
Pharmaceuticals
200,000	3/15/13	Pfizer Inc.	5.50%	214,659	0.43%
Retail
500,000	7/18/14	Target Corporation	0.57%	500,573	1.00%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.21%
Telecommunications
140,000	3/14/14	Cisco Systems, Inc.	0.79%	139,953	0.28%
330,000	3/28/14	Verizon Communications Inc.	1.18%	329,622	0.66%
Transportation
150,000	1/15/13	United Parcel Service, Inc.	4.50%	159,292	0.32%
Total U.S. corporate notes (cost: $15,045,153)				14,672,697	29.27%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$550,000	4/1/14	Volkswagen International Finance N.V.	0.98%	$540,367	1.08%
Banks
550,000	1/10/14	BNP Paribas	1.29%	508,863	1.01%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.50%
550,000	3/17/14	Commonwealth Bank of Australia	1.29%	541,445	1.08%
275,000	4/14/14	Danske Bank A/S	1.45%	265,934	0.53%
250,000	8/3/12	HSBC Bank PLC	0.88%	250,519	0.50%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.50%
300,000	1/13/12	ING Bank N.V.	1.03%	300,655	0.60%
550,000	3/15/13	ING Bank N.V.	1.60%	537,605	1.07%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.50%
250,000	6/15/12	National Australia Bank Limited	0.75%	250,128	0.50%
350,000	2/4/13	Rabobank Nederland	0.58%	350,232	0.70%
350,000	12/12/12	Royal Bank of Canada	0.69%	350,494	0.70%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	202,009	0.40%
270,000	7/26/13	The Toronto-Dominion Bank	0.60%	269,910	0.54%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.20%
Energy
525,000	3/10/12	BP Capital Markets P.L.C.	3.13%	532,472	1.06%
175,000	3/25/13	Shell International Finance B.V.	1.88%	179,136	0.36%
Pharmaceuticals
250,000	3/28/13	Sanofi	0.77%	250,259	0.50%
260,000	3/28/14	Sanofi	0.88%	259,661	0.52%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	49,726	0.10%
Telecommunications
200,000	2/27/12	Vodafone Group Public Limited Company	0.79%	200,172	0.40%
Total foreign corporate notes (cost: $6,796,172)				6,689,797	13.35%
Total corporate notes (cost: $21,841,325)				21,362,494	42.62%

Total investments in securities (cost: $32,843,121)				$32,329,643	64.51%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	11/5/12	Canadian Imperial Bank of Commerce NY	0.64%	$250,239	0.50%
500,000	4/4/12	Deutsche Bank Aktiengesellschaft NY	0.45%	501,218	1.00%
250,000	5/8/12	Nordea Bank Finland PLC NY	0.40%	250,456	0.50%
200,000	11/13/12	Nordea Bank Finland PLC NY	0.65%	199,168	0.40%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
		Description		Fair Value	(Net Asset Value)

U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$250,000	3/1/13	PNC Bank	0.63%	$248,172	0.49%
250,000	2/3/12	The Shizuoka Bank, Ltd. NY	0.49%	250,234	0.50%
350,000	4/25/12	UBS AG USA	0.55%	351,170	0.70%
Total U.S. certificates of deposit (cost: $2,049,630)				2,050,657	4.09%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,600	0.50%
200,000	6/11/12	The Bank of Nova Scotia	0.74%	200,115	0.40%
250,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	250,442	0.50%
500,000	5/3/12	Westpac Banking Corporation	0.40%	501,339	1.00%
Government Sponsored Enterprise
350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	349,587	0.70%
Total foreign certificates of deposit (cost: $1,550,550)				1,552,083	3.10%

Total certificates of deposit (cost: $3,600,180)				$3,602,740	7.19%

Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$16,888	0.03%
Currencies	3,502	0.01%
Energy	(65,917)	(0.13)%
Equity indices	12,697	0.03%
Interest rate instruments	54,689	0.11%
Metals	(306,086)	(0.61)%
Net unrealized loss on open long U.S. futures contracts	(284,227)	(0.56)%

Short U.S. Futures Contracts
Agricultural commodities	95,886	0.19%
Currencies	95,107	0.19%
Energy
Natural gas (86 contracts, Feb '12 - Oct '12)	848,200	1.69%
Other	31,293	0.06%
Equity indices	3,552	0.01%
Interest rate instruments	(24,350)	(0.05)%
Metals	252,249	0.50%
Net unrealized gain on open short U.S. futures contracts	1,301,937	2.59%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	1,017,710	2.03%

 The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
Long Foreign Futures Contracts
Agricultural commodities	$82,910	0.17%
Currencies	(21,637)	(0.04)%
Energy	6,598	0.01%
Equity indices	35,931	0.07%
Interest rate instruments[2]	648,438	1.29%
Metals	(128,177)	(0.26)%
Net unrealized gain on open long foreign futures contracts	624,063	1.24%

Short Foreign Futures Contracts
Agricultural commodities	241,998	0.48%
Currencies[2]	733,774	1.46%
Energy	33	0.00%
Equity indices	(2,077)	(0.00)%
Interest rate instruments	17,332	0.03%
Metals	171,249	0.34%
Net unrealized gain on open short foreign futures contracts	1,162,309	2.31%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,786,372	3.55%

Net unrealized gain on open futures contracts	$2,804,082	5.58%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trading Loss from Futures Trading
Net realized gain (loss)	$1,306,488	$(6,726,654)
Net change in unrealized loss	(2,044,445)	(4,472,850)
Brokerage commissions and trading expenses	(25,910)	(74,903)
Net loss from futures trading	(763,867)	(11,274,407)

Income
Interest income	138,886	64,482
Net realized and change in unrealized gain on securities and certificates of deposit	206,085	—
Total income	344,971	64,482
Expenses
Trading Advisor management fee	119,946	176,179
Cash Manager fees	9,011	—
Selling Agent fees – General Partner	360,401	527,725
Administrative expenses – General Partner	269,902	300,735
General Partner management fee	132,147	193,499
General Partner 1% allocation	(11,307)	(122,395)
Total expenses	880,100	1,075,743
Administrative expenses waived	(179,618)	(168,515)
Net total expenses	700,482	907,228
Net investment loss	(355,511)	(842,746)
Net Loss	$(1,119,378)	$(12,117,153)

	Three Months Ended March 31,
	2012	2011
Decrease in net asset value per Unit	$(43.47)	$(422.26)

Net loss per Unit
(based on weighted average number of units outstanding during the period)	$(44.40)	$(428.33)

Weighted average number of Units outstanding	25,211.3500	28,289.4984

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,119,378)	$(12,117,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures trading	2,044,445	4,472,850
Purchases of securities and certificates of deposit	(15,498,184)	—
Proceeds from disposition of securities and certificates of deposit	18,981,254	—
Net realized and change in unrealized gain on securities and certificates of deposit	(206,085)	—
Changes in
Interest receivable	177	5,265
General Partner 1% allocation receivable/payable	237,456	(178,927)
Trading Advisor management fee payable	(5,199)	(8,717)
Trading Advisor incentive fee payable	—	(1,684)
Commissions and other trading fees payable on open contracts	903	(4,827)
Cash Manager fees payable	(1,281)	—
General Partner management fee payable	(5,748)	(9,210)
Selling Agent fees payable – General Partner	(15,679)	(25,117)
Administrative expenses payable – General Partner	(3,926)	(6,761)
Net cash provided by (used in) operating activities	4,408,755	(7,874,281)

Cash flows from financing activities
Subscriptions	168,289	2,292,864
Subscriptions received in advance	46,214	2,072,303
Redemptions	(5,419,937)	(1,191,198)
Net cash provided by (used in) financing activities	(5,205,434)	3,173,969

Net decrease in cash and cash equivalents	(796,679)	(4,700,312)
Cash and cash equivalents, beginning of period	13,002,950	73,864,700
Cash and cash equivalents, end of period	$12,206,271	$69,164,388

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$11,872,959	$14,069,734
Cash and cash equivalents	333,312	55,094,654
Total end of period cash and cash equivalents	$12,206,271	$69,164,388

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,406,594	$424,209
Prior period subscriptions received in advance	$131,216	$1,141,953

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,168,146	$765,009

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Units	Amount
Three Months Ended March 31, 2012
Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(1,119,378)
Subscriptions	160.1191	299,505
Redemptions	(3,335.2994)	(6,181,489)
Balance at March 31, 2012	23,460.0248	$43,176,593

Three Months Ended March 31, 2011
Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss		(12,117,153)
Subscriptions	1,329.6685	3,434,817
Redemptions	(634.5111)	(1,531,998)
Balance at March 31, 2011	28,686.9486	$66,262,125

Net Asset Value
Per Unit

March 31, 2012	$1,840.43
December 31, 2011	1,883.90
March 31, 2011	2,309.84
December 31, 2010	2,732.10

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

The Fund uses a commodity trading advisor to engage in the speculative trading of futures contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades futures contracts within six major market sectors: interest rates instruments, equity indices, energy, currencies, metals and agricultural commodities.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The levels of the fair value hierarchy are described below:

▪ Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include exchange-traded derivatives, money market funds and U.S. Treasury securities.

▪ Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

▪ Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments valued using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2012 and 2011, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted prices for identical assets and are classified within Level 1.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

Reclassification

Certain reclassifications have been made in the 2011 financial statements and notes to conform to the 2012 presentation, without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for the Fund’s annual and interim periods beginning January 1, 2013. When effective, the Fund will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$759,637	$—	$759,637
Cash and cash equivalents:
Money market fund	766,395	—	766,395
Investments in securities:
U.S. Treasury securities*	3,710,606	—	3,710,606
U.S. government sponsored enterprise notes*	—	2,447,682	2,447,682
Foreign government sponsored enterprise notes*	—	252,352	252,352
Commercial paper*	—	4,209,353	4,209,353
Corporate notes*	—	18,008,403	18,008,403
Certificates of deposit*	—	4,027,002	4,027,002
Total	$5,236,638	$28,944,792	$34,181,430

*See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,804,082	$—	$2,804,082
Cash and cash equivalents:
Money market fund	1,273,215	—	1,273,215
Investments in securities:
U.S. Treasury securities*	2,673,925	—	2,673,925
U.S. government sponsored enterprise notes*	—	2,875,774	2,875,774
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	4,760,145	4,760,145
Corporate notes*	—	21,362,494	21,362,494
Certificates of deposit*	—	3,602,740	3,602,740
Total	$6,751,222	$33,258,458	$40,009,680

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2012 or December 31, 2011, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At March 31, 2012 and December 31, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

March 31, 2012	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$1,206,984	$(701,656)	$505,328
Currencies	130,115	(370,790)	(240,675)
Energy	678,272	(114,703)	563,569
Equity indices	102,256	(70,307)	31,949
Interest rate instruments	347,284	(229,971)	117,313
Metals	270,077	(487,924)	(217,847)
Net unrealized gain on open futures contracts	$2,734,988	$(1,975,351)	$759,637

At March 31, 2012, there were 3,611 open futures contracts.

December 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$877,385	$(439,703)	$437,682
Currencies	913,098	(102,352)	810,746
Energy	1,001,783	(181,576)	820,207
Equity indices	85,793	(35,690)	50,103
Interest rate instruments	798,597	(102,488)	696,109
Metals	691,877	(702,642)	(10,765)
Net unrealized gain on open futures contracts	$4,368,533	$(1,564,451)	$2,804,082

At December 31, 2011, there were 3,334 open futures contracts.

For the three months ended March 31, 2012 and 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	2012		2011
		Net change		Net change
	Net realized	in unrealized	Net realized	in unrealized
Types of Exposure	gain (loss)	loss	gain (loss)	loss
Futures contracts
Agricultural commodities	$(300,940)	$67,646	$621,966	$(1,460,354)
Currencies	822,133	(1,051,421)	(4,353,919)	(2,540,637)
Energy	1,546,334	(256,638)	(417,824)	514,454
Equity indices	686,618	(18,154)	(1,400,137)	(273,974)
Interest rate instruments	(308,192)	(578,796)	(453,410)	135,621
Metals	(1,140,968)	(207,082)	(699,678)	(847,960)
Total futures contracts	$1,304,985	$(2,044,445)	$(6,703,002)	$(4,472,850)

For the three months ended March 31, 2012 and 2011, the number of futures contracts closed was 4,842 and 14,894, respectively.

4.	General Partner

At March 31, 2012 and December 31, 2011, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears.

▪	Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At March 31, 2012 and December 31, 2011, the Fund had margin requirements of $4,962,894 and $6,284,545, respectively.

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

For the three months ended March 31, 2012 and 2011, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $149,523 and $124,442, respectively. Such amounts were included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended March 31, 2012 and 2011, the General Partner voluntarily waived $30,095 and $44,073, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At March 31, 2012 and December 31, 2011, $28,477 and $32,403, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2012 and December 31, 2011, the Fund received advance subscriptions of $46,214 and $131,216, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at March 31, 2012.

							% of
		Gov't					Partners'
	U.S.	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$3,710,606	$2,447,682	$3,059,560	$13,225,745	$3,426,845	$25,870,438	59.92%
France	-	252,352	249,997	1,052,788	350,084	1,905,221	4.41%
Netherlands	-	-	-	1,628,553	-	1,628,553	3.77%
Great Britain	-	-	249,946	452,901	-	702,847	1.63%
Canada	-	-	199,984	475,611	-	675,595	1.56%
Australia	-	-	-	601,410	-	601,410	1.39%
Denmark	-	-	-	271,322	-	271,322	0.63%
Sweden	-	-	-	-	250,073	250,073	0.58%
South America multi-national	-	-	249,968	-	-	249,968	0.58%
Germany	-	-	-	249,928	-	249,928	0.58%
Singapore	-	-	199,898	-	-	199,898	0.46%
Netherland Antilles	-	-	-	50,145	-	50,145	0.12%
Total	$3,710,606	$2,700,034	$4,209,353	$18,008,403	$4,027,002	$32,655,398	75.63%

The following table presents the exposure at December 31, 2011.

							% of
		Gov't					Partners'
	U.S.	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$2,673,925	$2,875,774	$4,120,420	$14,672,697	$2,050,657	$26,393,473	52.68%
Netherlands	-	-	-	1,907,995	-	1,907,995	3.80%
France	-	251,279	249,959	1,018,783	349,587	1,869,608	3.73%
Australia	-	-	-	1,142,386	501,339	1,643,725	3.28%
Great Britain	-	-	-	1,434,661	-	1,434,661	2.86%
Canada	-	-	-	620,404	450,715	1,071,119	2.13%
Japan	-	-	189,963	-	250,442	440,405	0.88%
Sweden	-	-	-	265,934	-	265,934	0.53%
Germany	-	-	-	249,908	-	249,908	0.50%
Europe multi-national	-	204,235	-	-	-	204,235	0.41%
Africa multi-national	-	201,791	-	-	-	201,791	0.40%
Singapore	-	-	199,803	-	-	199,803	0.40%
Netherland Antilles	-	-	-	49,726	-	49,726	0.10%
Total	$2,673,925	$3,533,079	$4,760,145	$21,362,494	$3,602,740	$35,932,383	71.70%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2012, the statements of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2012 and 2011, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2012, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2012 and 2011, assuming the unit was outstanding throughout the entire period:

	2012	2011
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,883.90	$2,732.10
Loss from operations
Loss from trading (1)	(29.37)	(392.47)
Net investment loss (1)	(14.10)	(29.79)
Total loss from operations	(43.47)	(422.26)

Net asset value per Unit at end of period	$1,840.43	$2,309.84

Total return (5)	(2.31)%	(15.46)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.07%	5.77%
General Partner 1% allocation (5)	(0.02)%	(0.17)%
Total expenses	6.05%	5.60%

Net investment loss (2) (3) (4) (6)	(3.13)%	(5.41)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended March 31, 2012 and 2011, the ratios are net of (1.53)% and 0.94%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes net realized and net change in unrealized gain (loss) from trading activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net loss from trading in the statements of operations. The resulting amount is divided by the average net asset value for the period.

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

Results of Operations

The returns for Units for the three months ended March 31, 2012 and 2011 were (2.31)% and (15.46)%, respectively. Past performance is not necessarily indicative of future results. Further analysis of futures trading gains and losses is provided below.

2012

January

In January, markets responded positively to supportive monetary policy from central banks around the world. In the U.S., the Federal Reserve announced that it expected to keep interest rates low through 2014. Meanwhile, in Europe, the European Central Bank was expected to extend its Long-Term Refinancing Operations program by providing additional loans to the region’s banks later this year, beyond the nearly half trillion euros (approximately US$650 billion) already distributed to banks in December. This improved the European credit environment, helping France, Italy and Spain to hold successful bond auctions at reduced yields and allowing them to shrug off Standard & Poor’s sovereign credit downgrades earlier in the month. Positive sentiment fueled by easy monetary policy led to a rally in global equities, industrial commodities, as well as short and medium term interest rate instruments. Among currencies, it also led to a decline in the U.S. dollar, a rebound in the euro, and a surge in commodity currencies.

The Fund realized small gains in currencies (primarily through long positions in the Australian dollar), as well as in equity indices, interest rates and energy. These gains were offset by losses from its short positions in base metals, including tin and aluminum, and from short exposure to precious metals, particularly platinum and silver, resulting in a net loss of 1.31% for the month.

February

In February, markets were driven by continued monetary stimulus from central banks around the world. The European Central Bank extended an additional €529 billion (approximately $700 billion) in low interest 3-year loans to 800 of the region’s banks in the second round of its Long Term Refinancing Operation to shore up the balance sheets of the financial sector in Europe. Since December, the ECB has made over €1 trillion (approximately $1.3 trillion) in loans to Europe’s banking sector. Elsewhere, the Bank of Japan and the Bank of England implemented new rounds of quantitative easing in their respective markets. These actions encouraged a greater risk appetite among investors, driving up global equity indices. Meanwhile, the U.S. saw an improvement in labor market data, prompting a rise in U.S. bond yields. In the Middle East, the threat of oil supply disruptions from rising tensions over Iran’s nuclear program led to a rally in energy prices, with Brent crude prices exceeding $125 per barrel.

The Fund made gains in the energy sector, where it benefited from long positions in both in crude oil and oil-related products. The Fund also profited from its long exposure to equity indices, particularly in Europe and Japan. However, long positions in the fixed income sector caused losses as bonds in the UK and Australia sold off. The Fund also saw moderate declines in the agricultural and metals sectors. Overall, the Fund finished up 0.08% for the month.

March

In March, markets continued to price in a stronger economic growth outlook for the U.S. Following improved labor and consumption data, the Fed raised its forecast from “modest” to “moderate” growth. Investors interpreted this positive language as a signal that further Fed stimulus in the form of bond purchases was not necessary. As a result U.S. long-term bonds sold off sharply. Meanwhile U.S. equities continued to rally, with the S&P 500 enjoying its best quarter since Q3 of 2009. Elsewhere, the attempt by Chinese authorities to limit domestic inflation through a gradual deceleration of economic growth had a negative impact on commodity currencies such as the Australian dollar. In energy markets, crude oil halted its 6 month rise due to softer prospective Chinese demand as well as an expected release of strategic oil reserves by the U.S., UK and France.

The Fund made gains in agricultural commodities such as coffee, and in energy through short positions in natural gas, where a supply glut and unusually warm weather led to continued price declines. However, the Fund suffered losses in fixed income, as bond prices declined mid-month in the U.S., Europe and Japan, hurting long positions. In currencies, long exposure to the weakening Australian dollar also detracted from performance. Overall, the Fund finished with a loss of 1.09% for the month.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2012. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the first quarter of 2012 were as follows:

	January	February	March	Total

Units redeemed	524.9535	1,632.2826	1,178.0633	3,335.2994
Average net asset value per Unit	$1,859.28	$1,860.77	$1,840.43	$1,853.35

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

Dated May 14, 2012	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

