Form 10-Q
period 2012-06-30
SAGE FUND LP
filed 2012-08-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	June 30,	December 31,
	2012	2011
Assets
Equity in broker trading accounts
Cash	$8,325,715	$11,212,458
Net unrealized gain on open futures contracts	620,150	2,804,082
Interest receivable	712	720
Total equity in broker trading accounts	8,946,577	14,017,260
Cash and cash equivalents	2,093,025	1,790,492
Investments in securities, at fair value	27,036,654	32,329,643
Certificates of deposit, at fair value	1,953,026	3,602,740
General Partner 1% allocation receivable	16,681	248,763
Total assets	$40,045,963	$51,988,898

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$33,190	$43,046
Commissions and other trading fees payable on open contracts	9,655	7,869
Cash Manager fees payable	11,682	13,033
General Partner management fee payable	36,555	47,429
Selling Agent fees payable - General Partner	99,694	129,353
Administrative expenses payable - General Partner	24,977	32,403
Redemptions payable	1,235,315	1,406,594
Subscriptions received in advance	55,213	131,216
Total liabilities	1,506,281	1,810,943
Partners’ Capital (Net Asset Value)
Class A Interests – 21,231.5592 units and 26,635.2051 units outstanding at June 30, 2012 and December 31, 2011, respectively	38,539,682	50,177,955
Total liabilities and partners' capital (net asset value)	$40,045,963	$51,988,898

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

June 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$100,000	8/31/12	U.S. Treasury Note	0.38%	$100,169	0.26%
175,000	9/30/12	U.S. Treasury Note	0.38%	175,269	0.45%
225,000	10/31/12	U.S. Treasury Note	3.88%	229,221	0.59%
350,000	11/15/12	U.S. Treasury Note	1.38%	352,177	0.91%
365,000	1/15/13	U.S. Treasury Note	1.38%	369,647	0.96%
300,000	2/15/13	U.S. Treasury Note	1.38%	303,756	0.79%
500,000	2/28/13	U.S. Treasury Note	0.63%	502,492	1.31%
300,000	3/31/13	U.S. Treasury Note	2.50%	306,995	0.80%
400,000	4/15/13	U.S. Treasury Note	1.75%	406,254	1.05%
250,000	8/15/13	U.S. Treasury Note	0.75%	252,044	0.65%
250,000	9/30/13	U.S. Treasury Note	0.13%	249,600	0.65%
300,000	11/15/13	U.S. Treasury Note	0.50%	301,047	0.78%
300,000	12/31/13	U.S. Treasury Note	0.13%	299,204	0.78%
Total U.S. Treasury securities (cost: $3,869,339)				3,847,875	9.98%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$300,000	7/25/12	Federal Home Loan Bank	0.25%	300,354	0.78%
200,000	1/16/13	Federal Home Loan Bank	1.50%	202,709	0.53%
400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	405,007	1.05%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	201,095	0.52%
Total U.S. government sponsored enterprise notes (cost: $1,114,192)				1,109,165	2.88%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$200,000	7/17/12	Toyota Motor Credit Corporation	0.16%	199,986	0.52%
Banks
200,000	7/25/12	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.20%	199,973	0.52%
150,000	8/27/12	HSBC USA Inc.	0.25%	149,941	0.38%
250,000	8/23/12	Mizuho Funding LLC	0.33%	249,879	0.65%
200,000	7/12/12	Union Bank	0.35%	199,979	0.52%
Beverages
250,000	7/25/12	Bacardi Corporation	0.43%	249,935	0.65%
Charity
220,000	7/19/12	The Salvation Army	0.15%	219,984	0.57%
Diversified Financial Services
200,000	9/13/12	Caterpillar Financial Services Corp.	0.20%	199,918	0.52%
200,000	8/10/12	ING (U.S.) Funding LLC	0.25%	199,944	0.52%
170,000	8/14/12	Nordea Inv. Mgmt North America, Inc.	0.22%	169,948	0.43%
150,000	8/8/12	PACCAR Financial Corp.	0.16%	149,972	0.39%
250,000	7/13/12	River Fuel Company #2, Inc.	0.18%	249,985	0.65%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$250,000	7/27/12	NextEra Energy Capital Holdings, Inc.	0.42%	$249,924	0.65%
250,000	7/6/12	Sempra Energy Global Enterprises	0.36%	249,988	0.65%
250,000	7/11/12	The Southern Company	0.20%	249,986	0.65%
Insurance
150,000	7/11/12	Metlife Funding, Inc.	0.15%	149,994	0.39%
Total U.S. commercial paper (cost: $3,338,833)				3,339,336	8.66%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	8/22/12	Oversea-Chinese Banking Corp. Ltd	0.25%	249,910	0.65%
Chemicals
250,000	8/2/12	BASF SE	0.18%	249,960	0.65%
Diversified Financial Services
250,000	9/25/12	Macquarie Bank Limited	0.70%	249,688	0.65%
Consumer Products
250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	248,633	0.64%
Telecommunications
250,000	8/13/12	Telstra Corporation Limited	0.22%	249,934	0.65%
Total foreign commercial paper (cost: $1,247,293)				1,248,125	3.24%

Total commercial paper (cost: $4,586,126)				4,587,461	11.90%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$500,000	12/2/13	United Technologies Corporation	0.74%	502,079	1.30%
Automotive
200,000	10/12/12	Toyota Motor Credit Corporation	0.67%	200,485	0.52%
150,000	10/11/13	Toyota Motor Credit Corporation	0.92%	150,991	0.39%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	276,357	0.72%
Banks
350,000	1/30/14	Bank of America	1.89%	347,491	0.90%
250,000	11/1/12	Bank of New York Mellon	4.95%	255,826	0.66%
200,000	7/27/12	BB&T Corporation	3.85%	203,715	0.53%
550,000	4/1/14	Citigroup Inc.	1.40%	543,158	1.41%
550,000	1/14/14	Credit Suisse AG (NY)	1.43%	552,239	1.43%
250,000	10/30/12	GMAC Inc.	1.75%	251,962	0.65%
100,000	2/7/14	Goldman Sachs Group, Inc.	1.47%	99,028	0.26%
550,000	5/2/14	JPMorgan Chase & Co.	1.22%	549,831	1.43%
550,000	1/9/14	Morgan Stanley	0.77%	524,057	1.36%
309,000	5/1/13	Wachovia Corporation	5.50%	323,908	0.84%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.83%	$50,363	0.13%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	405,251	1.05%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	201,360	0.52%
Computers
200,000	4/1/14	Dell Inc.	1.07%	201,848	0.52%
275,000	5/30/14	Hewlett-Packard Company	0.87%	272,794	0.71%
50,000	9/19/14	Hewlett-Packard Company	2.02%	50,596	0.13%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.92%	250,659	0.65%
200,000	5/24/13	BlackRock, Inc.	0.77%	200,833	0.52%
200,000	4/5/13	Caterpillar Financial Services Corp.	2.00%	203,242	0.53%
55,000	4/1/14	Caterpillar Financial Services Corp.	0.76%	55,294	0.14%
250,000	4/7/14	General Electric Capital Corporation	1.10%	250,413	0.65%
200,000	1/15/14	HSBC Finance Corporation	0.72%	198,085	0.51%
275,000	10/1/12	John Deere Capital Corporation	5.25%	281,919	0.73%
160,000	4/3/13	John Deere Capital Corporation	4.50%	166,608	0.43%
400,000	7/16/12	Massmutual Global Funding II	3.63%	407,021	1.06%
250,000	6/5/14	PACCAR Financial Corp.	0.72%	250,787	0.65%
Energy
275,000	10/15/12	ConocoPhillips	4.75%	280,831	0.73%
100,000	9/15/12	Motiva Enterprises LLC	5.20%	102,393	0.27%
100,000	4/15/13	PSEG Power LLC	2.50%	101,930	0.26%
Food
200,000	9/15/12	Cargill, Incorporated	5.60%	205,150	0.53%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	314,247	0.82%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.90%	200,999	0.52%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,232	0.53%
250,000	8/22/12	New York Life Global Funding	0.52%	250,111	0.65%
250,000	12/14/12	New York Life Global Funding	2.25%	251,879	0.65%
200,000	4/15/13	Pacific Life Global Funding	5.15%	209,089	0.54%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.72%	411,311	1.08%
Media
45,000	7/1/13	Time Warner Cable Inc.	6.20%	48,680	0.13%
55,000	7/1/13	Time Warner Cable Inc.	6.20%	59,498	0.15%
150,000	12/1/14	Walt Disney Company	0.88%	151,025	0.39%
Pharmaceutical
100,000	3/1/13	McKesson Corporation	5.25%	104,743	0.27%
200,000	3/15/13	Pfizer Inc.	5.50%	210,343	0.55%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Retail
$500,000	7/18/14	Target Corporation	0.64%	$502,079	1.30%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	102,095	0.26%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	225,591	0.59%
140,000	3/14/14	Cisco Systems, Inc.	0.72%	140,758	0.37%
330,000	3/28/14	Verizon Communications Inc.	1.07%	332,930	0.86%
150,000	3/15/13	Verizon Virginia Inc.	4.63%	156,214	0.41%
Transportation
350,000	1/15/13	United Parcel Service, Inc.	4.50%	364,977	0.95%
Total U.S. corporate notes (cost: $13,297,039)				13,159,305	34.14%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$550,000	4/1/14	Volkswagen International Finance N.V.	1.08%	550,387	1.43%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	203,309	0.53%
550,000	1/10/14	BNP Paribas	1.37%	540,286	1.40%
275,000	4/14/14	Danske Bank A/S	1.52%	269,714	0.70%
250,000	1/18/13	HSBC Bank PLC	0.87%	250,764	0.65%
550,000	3/15/13	ING Bank N.V.	1.52%	550,536	1.43%
250,000	6/17/13	KfW Bankengruppe	0.25%	250,042	0.65%
350,000	2/4/13	Rabobank Nederland	0.62%	350,286	0.91%
250,000	7/29/13	Royal Bank of Canada	2.10%	256,378	0.67%
270,000	7/26/13	Toronto-Dominion Bank	0.65%	270,883	0.70%
100,000	12/14/12	Westpac Banking Corporation	1.90%	100,692	0.26%
Energy
175,000	3/25/13	Shell International Finance B.V.	1.88%	177,760	0.46%
Pharmaceutical
250,000	3/28/13	Sanofi	0.66%	250,734	0.65%
260,000	3/28/14	Sanofi	0.77%	260,978	0.68%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.97%	50,099	0.13%
Total foreign corporate notes (cost: $4,357,420)				4,332,848	11.25%

Total corporate notes (cost: $17,654,459)				17,492,153	45.39%

Total investments in securities (cost: $27,224,116)				$27,036,654	70.15%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	9/10/12	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.52%	$250,476	0.65%
250,000	11/5/12	Canadian Imperial Bank of Commerce	0.67%	250,417	0.65%
250,000	11/5/12	Mizuho Corporate Bank, Ltd.	0.52%	250,240	0.65%
200,000	11/13/12	Nordea Bank Finland PLC	0.67%	200,042	0.52%
250,000	3/1/13	PNC Bank, National Association	0.57%	250,413	0.65%
250,000	8/9/12	Standard Chartered Bank	0.72%	250,863	0.65%
250,000	9/7/12	The Norinchukin Bank	0.55%	250,516	0.65%
Total U.S. certificates of deposit (cost: $1,699,630)				1,702,967	4.42%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Bank
$250,000	12/3/12	Sumitomo Mitsui Banking Corp.	0.49%	250,059	0.65%
Total foreign certificates of deposit (cost: $250,000)				250,059	0.65%

Total certificates of deposit (cost: $1,949,630)				$1,953,026	5.07%

Open Futures Contracts
Long U.S. Futures Contracts
		Agricultural commodities		$133,413	0.35%
		Currencies		12,450	0.03%
		Energy		(101,157)	(0.26)%
		Equity indices		86,228	0.22%
		Interest rate instruments		42,242	0.11%
		Metals		(199,069)	(0.52)%
Net unrealized loss on open long U.S. futures contracts				(25,893)	(0.07)%

Short U.S. Futures Contracts
		Agricultural commodities[2]		(565,652)	(1.47)%
		Currencies		(61,593)	(0.16)%
		Energy		(243,881)	(0.63)%
		Equity indices		(1,970)	(0.01)%
		Metals		321,753	0.83%
Net unrealized loss on open short U.S. futures contracts				(551,343)	(1.44)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(577,236)	(1.51)%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities[2]	$449,144	1.17%
Currencies	84,720	0.22%
Energy	(166,649)	(0.43)%
Equity indices	55,360	0.14%
Interest rate instruments[2]	462,813	1.20%
Metals	(55,170)	(0.14)%
Net unrealized gain on open long foreign futures contracts	830,218	2.16%

Short Foreign Futures Contracts
Agricultural commodities	73,418	0.19%
Currencies	144,410	0.37%
Energy	145,367	0.38%
Equity indices	(9,475)	(0.02)%
Interest rate instruments	(26,661)	(0.07)%
Metals	40,109	0.10%
Net unrealized gain on open short foreign futures contracts	367,168	0.95%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,197,386	3.11%

Net unrealized gain on open futures contracts	$620,150	1.60%

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

Sage Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$225,000	3/8/12	U.S. Treasury Bill	0.20%	$224,993	0.45%
75,000	2/29/12	U.S. Treasury Note	0.88%	75,323	0.15%
250,000	5/31/12	U.S. Treasury Note	4.75%	255,824	0.51%
825,000	6/15/12	U.S. Treasury Note	1.88%	832,458	1.66%
75,000	8/31/12	U.S. Treasury Note	0.38%	75,228	0.15%
300,000	9/30/12	U.S. Treasury Note	0.38%	300,861	0.60%
225,000	10/31/12	U.S. Treasury Note	3.88%	233,413	0.47%
250,000	11/15/12	U.S. Treasury Note	1.38%	253,112	0.50%
115,000	1/15/13	U.S. Treasury Note	1.38%	117,159	0.23%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.61%
Total U.S. Treasury securities (cost: $2,693,658)				2,673,925	5.33%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	6/20/12	Federal Home Loan Bank	1.88%	252,130	0.50%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.50%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.60%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.50%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	1.21%
200,000	10/5/12	Federal Home Loan Bank	0.31%	200,147	0.40%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.41%
400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	407,242	0.81%
200,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	200,114	0.40%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	202,018	0.40%
Total U.S. government sponsored enterprise notes (cost: $2,881,896)				2,875,774	5.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.40%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.41%
250,000	6/11/12	Soc. de Financement de l'Economie Fr.	2.25%	251,279	0.50%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.31%
Total government sponsored enterprise notes (cost: $3,548,911)				3,533,079	7.04%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	1/9/12	BMW US Capital, LLC	0.38%	249,979	0.50%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	$199,888	0.40%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.30%
200,000	2/6/12	Union Bank NA	0.18%	199,964	0.40%
Beverages
250,000	2/2/12	Anheuser-Busch InBev Worldwide, Inc.	0.25%	249,944	0.50%
Charity
240,000	1/25/12	The Salvation Army	0.10%	239,984	0.48%
Diversifed Financial Services
200,000	1/18/12	American Honda Finance Corporation	0.17%	199,984	0.40%
140,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	139,950	0.28%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.40%
150,000	1/19/12	National Rural Utilities Cooperative	0.07%	149,995	0.30%
200,000	1/6/12	Nordea Inv. Mgmt North America, Inc.	0.32%	199,991	0.40%
150,000	1/9/12	PACCAR Financial Corp.	0.08%	149,997	0.30%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.50%
151,000	1/13/12	River Fuel Trust 1	0.40%	150,980	0.30%
Energy
250,000	1/12/12	Oglethorpe Power Corp.	0.17%	249,987	0.50%
250,000	1/3/12	Pacific Gas and Electric Company	0.40%	249,994	0.50%
250,000	1/11/12	The Southern Company	0.17%	249,988	0.50%
Insurance
190,000	1/10/12	Metlife Funding, Inc.	0.09%	189,996	0.38%
Manufacturing
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.50%
Mining
200,000	1/24/12	BHP Billiton Finance (USA)	0.13%	199,983	0.40%
Total U.S. commercial paper (cost: $4,119,677)				4,120,420	8.24%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$190,000	1/25/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	189,963	0.38%
200,000	3/8/12	Oversea-Chinese Banking Corporation Ltd	0.53%	199,803	0.40%
Energy
250,000	2/1/12	GDF Suez	0.19%	249,959	0.50%
Total foreign commercial paper (cost: $639,550)				639,725	1.28%

Total commercial paper (cost: $4,759,227)				4,760,145	9.52%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	4/1/12	McDonnell Douglas	9.75%	$209,286	0.42%
Agricultural
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.40%
200,000	9/15/12	Cargill	5.60%	209,344	0.42%
Banks
550,000	1/30/14	Bank of America Corporation	1.85%	498,327	0.99%
200,000	7/27/12	BB&T Corporation	3.85%	206,557	0.41%
550,000	4/1/14	Citigroup Inc.	1.30%	520,101	1.04%
550,000	1/14/14	Credit Suisse AG (NY)	1.36%	533,957	1.06%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.21%
250,000	10/30/12	GMAC Inc.	1.75%	253,966	0.51%
550,000	5/2/14	JPMorgan Chase & Co.	1.30%	534,104	1.06%
275,000	4/29/13	Morgan Stanley	1.41%	259,838	0.52%
550,000	1/9/14	Morgan Stanley	0.69%	498,486	0.99%
250,000	11/1/12	The Bank of New York Mellon	4.95%	261,274	0.52%
175,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	180,555	0.36%
640,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	599,631	1.20%
109,000	10/23/12	Wells Fargo & Company	5.25%	113,904	0.23%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.42%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	49,842	0.10%
125,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	127,117	0.25%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	411,323	0.82%
Chemicals
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.40%
Computers
550,000	4/1/14	Dell Inc.	0.97%	554,627	1.11%
250,000	3/1/12	Hewlett-Packard Company	0.64%	250,024	0.50%
275,000	5/30/14	Hewlett-Packard Company	0.92%	266,109	0.53%
50,000	9/19/14	Hewlett-Packard Company	2.11%	49,793	0.10%
Consumer Products
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.31%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corporation	0.68%	249,940	0.50%
200,000	5/24/13	BlackRock, Inc.	0.81%	200,049	0.40%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	204,450	0.41%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	55,022	0.11%
250,000	1/8/13	General Electric Capital Corporation	2.80%	258,114	0.51%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$550,000	1/15/14	HSBC Finance Corporation	0.65%	$507,421	1.01%
300,000	3/15/12	John Deere Capital Corporation	7.00%	310,267	0.62%
275,000	10/1/12	John Deere Capital Corporation	5.25%	288,190	0.57%
400,000	7/16/12	Massmutual Global Funding II	3.63%	412,687	0.82%
250,000	2/15/12	Principal Life Global Funding I	6.25%	257,380	0.51%
200,000	10/12/12	Toyota Motor Credit Corporation	0.59%	200,339	0.40%
Energy
275,000	10/15/12	ConocoPhillips	4.75%	285,969	0.57%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	318,556	0.63%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.88%	200,914	0.40%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.41%
250,000	8/22/12	New York Life Global Funding	0.54%	250,101	0.50%
250,000	12/14/12	New York Life Global Funding	2.25%	253,581	0.51%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.42%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.41%
125,000	6/15/12	The Travelers Companies, Inc.	5.38%	127,710	0.25%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.82%	410,700	0.82%
Mining
200,000	3/29/12	BHP Billiton Finance (USA)	5.13%	204,825	0.41%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	150,808	0.30%
Pharmaceuticals
200,000	3/15/13	Pfizer Inc.	5.50%	214,659	0.43%
Retail
500,000	7/18/14	Target Corporation	0.57%	500,573	1.00%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.21%
Telecommunications
140,000	3/14/14	Cisco Systems, Inc.	0.79%	139,953	0.28%
330,000	3/28/14	Verizon Communications Inc.	1.18%	329,622	0.66%
Transportation
150,000	1/15/13	United Parcel Service, Inc.	4.50%	159,292	0.32%
Total U.S. corporate notes (cost: $15,045,153)				14,672,697	29.27%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$550,000	4/1/14	Volkswagen International Finance N.V.	0.98%	$540,367	1.08%
Banks
550,000	1/10/14	BNP Paribas	1.29%	508,863	1.01%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.50%
550,000	3/17/14	Commonwealth Bank of Australia	1.29%	541,445	1.08%
275,000	4/14/14	Danske Bank A/S	1.45%	265,934	0.53%
250,000	8/3/12	HSBC Bank PLC	0.88%	250,519	0.50%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.50%
300,000	1/13/12	ING Bank N.V.	1.03%	300,655	0.60%
550,000	3/15/13	ING Bank N.V.	1.60%	537,605	1.07%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.50%
250,000	6/15/12	National Australia Bank Limited	0.75%	250,128	0.50%
350,000	2/4/13	Rabobank Nederland	0.58%	350,232	0.70%
350,000	12/12/12	Royal Bank of Canada	0.69%	350,494	0.70%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	202,009	0.40%
270,000	7/26/13	The Toronto-Dominion Bank	0.60%	269,910	0.54%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.20%
Energy
525,000	3/10/12	BP Capital Markets P.L.C.	3.13%	532,472	1.06%
175,000	3/25/13	Shell International Finance B.V.	1.88%	179,136	0.36%
Pharmaceuticals
250,000	3/28/13	Sanofi	0.77%	250,259	0.50%
260,000	3/28/14	Sanofi	0.88%	259,661	0.52%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	49,726	0.10%
Telecommunications
200,000	2/27/12	Vodafone Group Public Limited Company	0.79%	200,172	0.40%
Total foreign corporate notes (cost: $6,796,172)				6,689,797	13.35%

Total corporate notes (cost: $21,841,325)				21,362,494	42.62%

Total investments in securities (cost: $32,843,121)				$32,329,643	64.51%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	11/5/12	Canadian Imperial Bank of Commerce NY	0.64%	$250,239	0.50%
500,000	4/4/12	Deutsche Bank Aktiengesellschaft NY	0.45%	501,218	1.00%
250,000	5/8/12	Nordea Bank Finland PLC NY	0.40%	250,456	0.50%
200,000	11/13/12	Nordea Bank Finland PLC NY	0.65%	199,168	0.40%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$250,000	3/1/13	PNC Bank	0.63%	$248,172	0.49%
250,000	2/3/12	The Shizuoka Bank, Ltd. NY	0.49%	250,234	0.50%
350,000	4/25/12	UBS AG USA	0.55%	351,170	0.70%
Total U.S. certificates of deposit (cost: $2,049,630)				2,050,657	4.09%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,600	0.50%
200,000	6/11/12	The Bank of Nova Scotia	0.74%	200,115	0.40%
250,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	250,442	0.50%
500,000	5/3/12	Westpac Banking Corporation	0.40%	501,339	1.00%
Government Sponsored Enterprise
350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	349,587	0.70%
Total foreign certificates of deposit (cost: $1,550,550)				1,552,083	3.10%

Total certificates of deposit (cost: $3,600,180)				$3,602,740	7.19%

Open Futures Contracts
Long U.S. Futures Contracts
		Agricultural commodities		$16,888	0.03%
		Currencies		3,502	0.01%
		Energy		(65,917)	(0.13)%
		Equity indices		12,697	0.03%
		Interest rate instruments		54,689	0.11%
		Metals		(306,086)	(0.61)%
Net unrealized loss on open long U.S. futures contracts				(284,227)	(0.56)%

Short U.S. Futures Contracts
		Agricultural commodities		95,886	0.19%
		Currencies		95,107	0.19%
		Energy
		Natural gas (86 contracts, Feb '12 - Oct '12)		848,200	1.69%
		Other		31,293	0.06%
		Equity indices		3,552	0.01%
		Interest rate instruments		(24,350)	(0.05)%
		Metals		252,249	0.50%
Net unrealized gain on open short U.S. futures contracts				1,301,937	2.59%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts				1,017,710	2.03%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$82,910	0.17%
Currencies	(21,637)	(0.04)%
Energy	6,598	0.01%
Equity indices	35,931	0.07%
Interest rate instruments[2]	648,438	1.29%
Metals	(128,177)	(0.26)%
Net unrealized gain on open long foreign futures contracts	624,063	1.24%

Short Foreign Futures Contracts
Agricultural commodities	241,998	0.48%
Currencies[2]	733,774	1.46%
Energy	33	0.00%
Equity indices	(2,077)	(0.00)%
Interest rate instruments	17,332	0.03%
Metals	171,249	0.34%
Net unrealized gain on open short foreign futures contracts	1,162,309	2.31%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,786,372	3.55%

Net unrealized gain on open futures contracts	$2,804,082	5.58%

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

Sage Fund Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (Loss) from Futures Trading
Net realized gain (loss)	$186,766	$(5,805,200)	$1,493,253	$(12,531,854)
Net change in unrealized gain (loss)	(139,488)	161,505	(2,183,932)	(4,311,345)
Brokerage commissions and trading expenses	(25,578)	(64,145)	(51,488)	(139,048)
Net gain (loss) from futures trading	21,700	(5,707,840)	(742,167)	(16,982,247)

Net Investment Loss
Income
Interest income	111,542	92,075	250,428	156,557
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(46,881)	(48,350)	159,204	(48,350)
Total income	64,661	43,725	409,632	108,207
Expenses
Trading Advisor management fee	105,191	165,987	225,137	342,166
Cash Manager fees	9,473	22,005	18,484	22,005
Selling Agent fees	314,823	495,821	675,224	1,023,546
Administrative expenses – General Partner	235,939	221,603	505,841	522,338
General Partner management fee	115,435	181,801	247,582	375,300
General Partner 1% allocation	(5,374)	(66,540)	(16,681)	(188,935)
Total expenses	775,487	1,020,677	1,655,587	2,096,420
Administrative expenses waived	(157,066)	(97,405)	(336,684)	(265,920)
Net total expenses	618,421	923,272	1,318,903	1,830,500
Net investment loss	(553,760)	(879,547)	(909,271)	(1,722,293)
Net Loss	$(532,060)	$(6,587,387)	$(1,651,438)	$(18,704,540)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Decrease in net asset value per Unit	$(25.22)	$(219.38)	$(68.69)	$(641.64)

Net loss per Unit (based on weighted average number of units outstanding)	$(23.83)	$(225.16)	$(69.36)	$(649.80)

Weighted average number of Units outstanding	22,323.1848	29,255.8482	23,811.1592	28,784.9196

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,651,438)	$(18,704,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures trading	2,183,932	4,311,345
Purchases of securities and certificates of deposit	(31,027,515)	(53,642,119)
Proceeds from disposition of securities and certificates of deposit	38,129,422	11,099,968
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(159,204)	48,350
Changes in
Interest receivable	8	5,031
General Partner 1% allocation receivable/payable	232,082	(245,467)
Trading Advisor management fee payable	(9,856)	(11,781)
Trading Advisor incentive fee payable	—	(1,684)
Commissions and other trading fees payable on open contracts	1,786	(7,402)
Cash Manager fees payable	(1,351)	22,005
General Partner management fee payable	(10,874)	(13,080)
Selling Agent fees payable – General Partner	(29,659)	(35,673)
Administrative expenses payable – General Partner	(7,426)	(4,598)
Net cash provided by (used in) operating activities	7,649,907	(57,179,645)

Cash flows from financing activities
Subscriptions	465,296	6,834,397
Subscriptions received in advance	55,213	161,214
Redemptions	(10,754,626)	(3,410,907)
Net cash provided by (used in) financing activities	(10,234,117)	3,584,704

Net decrease in cash and cash equivalents	(2,584,210)	(53,594,941)
Cash and cash equivalents, beginning of period	13,002,950	73,864,700
Cash and cash equivalents, end of period	$10,418,740	$20,269,759

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$8,325,715	$16,530,812
Cash and cash equivalents	2,093,025	3,738,947
Total end of period cash and cash equivalents	$10,418,740	$20,269,759

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,406,594	$424,209
Prior period subscriptions received in advance	$131,216	$1,141,953

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,235,315	$1,074,064

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Units	Amount
Six Months Ended June 30, 2012
Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(1,651,438)
Subscriptions	320.9071	596,512
Redemptions	(5,724.5530)	(10,583,347)
Balance at June 30, 2012	21,231.5592	$38,539,682

Six Months Ended June 30, 2011
Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss		(18,704,540)
Subscriptions	3,321.6729	7,976,350
Redemptions	(1,804.4615)	(4,060,762)
Balance at June 30, 2011	29,509.0026	$61,687,507

Net Asset Value Per Unit

June 30, 2012	$1,815.21
December 31, 2011	1,883.90
June 30, 2011	2,090.46
December 31, 2010	2,732.10

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2012 and 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

Recently Issued Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards.  This new guidance clarifies the application of existing fair value measurement requirements, changes a particular principle of fair value measurement, and requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Fund is currently evaluating the effect that the provisions of this guidance will have on the Fund’s financial statements.

In November 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for the Fund’s annual and interim periods beginning January 1, 2013. When effective, the Fund will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$620,150	$—	$620,150
Cash and cash equivalents:
Money market fund	1,655,305	—	1,655,305
Investments in securities:
U.S. Treasury securities*	3,847,875	—	3,847,875
U.S. government sponsored enterprise notes*		1,109,165	1,109,165
Commercial paper*	—	4,587,461	4,587,461
Corporate notes*	—	17,492,153	17,492,153
Certificates of deposit*	—	1,953,026	1,953,026
Total	$6,123,330	$25,141,805	$31,265,135

*See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,804,082	$—	$2,804,082
Cash and cash equivalents:
Money market fund	1,273,215	—	1,273,215
Investments in securities:
U.S. Treasury securities*	2,673,925	—	2,673,925
U.S. government sponsored enterprise notes*	—	2,875,774	2,875,774
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	4,760,145	4,760,145
Corporate notes*	—	21,362,494	21,362,494
Certificates of deposit*	—	3,602,740	3,602,740
Total	$6,751,222	$33,258,458	$40,009,680

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2012 or December 31, 2011, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At June 30, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$889,993	$(799,670)	$90,323
Currencies	275,569	(95,582)	179,987
Energy	222,863	(589,183)	(366,320)
Equity indices	152,953	(22,810)	130,143
Interest rate instruments	612,932	(134,538)	478,394
Metals	482,932	(375,309)	107,623
Net unrealized gain on open futures contracts	$2,637,242	$(2,017,092)	$620,150

At June 30, 2012, there were 3,995 open futures contracts. For the three and six months ended June 30, 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$588,074	$(415,006)	$287,134	$(347,359)
Currencies	(630,642)	420,662	191,491	(630,759)
Energy	137,827	(929,889)	1,684,161	(1,186,527)
Equity indices	(768,142)	98,194	(81,524)	80,040
Interest rate instruments	922,225	361,081	614,033	(217,715)
Metals	(67,767)	325,470	(1,208,735)	118,388
Total futures contracts	$181,575	$(139,488)	$1,486,560	$(2,183,932)

For the three and six months ended June 30, 2012, the number of futures contracts closed were 5,086 and 9,928, respectively. At December 31, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$877,385	$(439,703)	$437,682
Currencies	913,098	(102,352)	810,746
Energy	1,001,783	(181,576)	820,207
Equity indices	85,793	(35,690)	50,103
Interest rate instruments	798,597	(102,488)	696,109
Metals	691,877	(702,642)	(10,765)
Net unrealized gain on open futures contracts	$4,368,533	$(1,564,451)	$2,804,082

At December 31, 2011, there were 3,334 open futures contracts.

For the three and six months ended June 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,522,658)	$118,155	$(1,900,692)	$(1,342,199)
Currencies	2,413,370	21,254	(1,940,549)	(2,519,383)
Energy	(1,552,564)	(461,566)	(1,970,388)	52,888
Equity indices	(3,082,771)	344,512	(4,482,908)	70,538
Interest rate instruments	578,276	71,989	124,866	207,610
Metals	(1,651,389)	67,161	(2,351,067)	(780,799)
Total futures contracts	$(5,817,736)	$161,505	$(12,520,738)	$(4,311,345)

For the three and six months ended June 30, 2011, the number of futures contracts closed was 12,611 and 27,505, respectively.

4.	General Partner

At June 30, 2012 and December 31, 2011, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears.

▪	Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At June 30, 2012 and December 31, 2011, the Fund had margin requirements of $4,499,815 and $6,284,545, respectively.

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

For the three months ended June 30, 2012 and 2011, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $130,776 and $56,005, respectively. For the six months ended June 30, 2012 and 2011, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $280,299 and $180,447, respectively. Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended June 30, 2012 and 2011, the General Partner voluntarily waived $26,290 and $41,400, respectively, of administrative expenses of the Fund. During the six months ended June 30, 2012 and 2011, the General Partner voluntarily waived $56,385 and $85,473, respectively, of administrative expenses of the Fund. Such amounts were included in Administrative expenses waived in the statements of operations.

At June 30, 2012 and December 31, 2011, $24,977 and $32,403, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2012 and December 31, 2011, the Fund received advance subscriptions of $55,213 and $131,216, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$3,847,875	$1,109,165	$3,339,336	$13,159,305	$1,702,967	$23,158,648	60.07%
Netherlands	-	-	-	1,628,969	-	1,628,969	4.23%
France	-	-	-	1,051,998	-	1,051,998	2.73%
Canada	-	-	-	730,570	-	730,570	1.90%
Australia	-	-	499,622	100,692	-	600,314	1.56%
Germany	-	-	249,960	250,042	-	500,002	1.30%
Great Britain	-	-	248,633	250,764	-	499,397	1.30%
Denmark	-	-	-	269,714	-	269,714	0.70%
Japan	-	-	-	-	250,059	250,059	0.65%
Singapore	-	-	249,910	-	-	249,910	0.65%
Netherland Antilles	-	-	-	50,099	-	50,099	0.13%
Total	$3,847,875	$1,109,165	$4,587,461	$17,492,153	$1,953,026	$28,989,680	75.22%

The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$2,673,925	$2,875,774	$4,120,420	$14,672,697	$2,050,657	$26,393,473	52.68%
Netherlands	-	-	-	1,907,995	-	1,907,995	3.80%
France	-	251,279	249,959	1,018,783	349,587	1,869,608	3.73%
Australia	-	-	-	1,142,386	501,339	1,643,725	3.28%
Great Britain	-	-	-	1,434,661	-	1,434,661	2.86%
Canada	-	-	-	620,404	450,715	1,071,119	2.13%
Japan	-	-	189,963	-	250,442	440,405	0.88%
Sweden	-	-	-	265,934	-	265,934	0.53%
Germany	-	-	-	249,908	-	249,908	0.50%
Europe multi-national	-	204,235	-	-	-	204,235	0.41%
Africa multi-national	-	201,791	-	-	-	201,791	0.40%
Singapore	-	-	199,803	-	-	199,803	0.40%
Netherland Antilles	-	-	-	49,726	-	49,726	0.10%
Total	$2,673,925	$3,533,079	$4,760,145	$21,362,494	$3,602,740	$35,932,383	71.70%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2012, the statements of operations for the three and six months ended June 30, 2012 and 2011, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2012 and 2011, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC

12.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2012 and 2011, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,840.43	$2,309.84	$1,883.90	$2,732.10
Loss from operations
Loss from trading(1)	(0.41)	(189.32)	(30.50)	(581.81)
Net investment loss(1)	(24.81)	(30.06)	(38.19)	(59.83)
Total loss from operations	(25.22)	(219.38)	(68.69)	(641.64)

Net asset value per Unit at end of period	$1,815.21	$2,090.46	$1,815.21	$2,090.46

Total return (5)	(1.37)%	(9.50)%	(3.65)%	(23.49)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.07%	6.06%	6.05%	5.88%
General Partner 1% allocation (5)	(0.01)%	(0.10)%	(0.04)%	(0.28)%
Total expenses	6.06%	5.96%	6.01%	5.60%

Net investment loss (2) (3) (4) (6)	(5.44)%	(5.79)%	(4.20)%	(5.56)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended June 30, 2012 and 2011, the ratios are net of 1.53% and 0.60%, respectively, and for the six months ended June 30, 2012 and 2011 the ratios are net of 1.53% and 0.77%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

Results of Operations

The returns for Units for the six months ended June 30, 2012 and 2011 were (3.65)% and (23.49)%, respectively. Past performance is not necessarily indicative of future results. Further analysis of futures trading gains and losses is provided below.

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

The Fund realized small gains in currencies (primarily through long positions in the Australian dollar), as well as in equity indices, interest rates and energy. These gains were offset by losses from its short positions in base metals, including tin and aluminum, and from short exposure to precious metals, particularly platinum and silver, resulting in a loss of 1.31% for the month.

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

March

In March, markets continued to price in a stronger economic growth outlook for the U.S. Following improved labor and consumption data, the Fed raised its forecast from “modest” to “moderate” growth. Investors interpreted this positive language as a signal that further Fed stimulus in the form of bond purchases was not necessary. As a result U.S. long-term bonds sold off sharply. Meanwhile U.S. equities continued to rally, with the S&P 500 enjoying its best quarter since the third quarter of 2009. Elsewhere, the attempt by Chinese authorities to limit domestic inflation through a gradual deceleration of economic growth had a negative impact on commodity currencies such as the Australian dollar. In energy markets, crude oil halted its six month rise due to softer prospective Chinese demand as well as an expected release of strategic oil reserves by the U.S., UK and France.

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

April

April saw a reversal of the positive equity market sentiment that characterized much of the first quarter of 2012, with renewed worries over global growth and the European debt crisis. Both the U.S. and China reported slowing GDP growth for the first quarter. Meanwhile in Europe, the UK and Spain posted a second consecutive quarter of negative growth and thus joined Italy, Ireland, Portugal and Greece in falling into a double dip recession. The possibility of a Spanish default became the latest focus for sovereign bond investors, as the effectiveness of its fiscal austerity program came into doubt, with the unemployment rate rising to 24%.

The Fund saw profits in April from its long positions in interest rate instruments, as bond yields in major markets declined, with a global swing towards risk aversion. The Fund also made gains in the agricultural commodities sector, as soybeans continued their strong year-to-date rally due to a lack of rain in South America threatening the harvest. However, in the energy sector, losses were made in long positions in oil-related commodities and a short position in natural gas. Overall the Fund finished up 0.43% for the month.

May

In May, the escalating European debt crisis and weak U.S. and Chinese economic data led to a flight to safety in financial markets. In Greece, electoral gains by anti-austerity political parties stoked fears that the country might ultimately exit the Eurozone. Elsewhere, concerns grew over the health of Spain’s banks, as the already debt-laden Spanish government was forced to bail out the country’s third largest lender. Meanwhile, labor market conditions deteriorated in the U.S. and industrial production slowed in China. In response, investors sold global equities, energies and commodity currencies and sought the relative safe harbor of bonds and the U.S. dollar.

The Fund made its largest gains from long positions in global bond markets, as yields trended lower and prices moved higher. In addition, the Fund profited from a net short position in both industrial and precious metals. The Fund had some offsetting losses in long equity index and oil positions, before trimming and even reversing some of those exposures by month-end. Overall, the Fund finished May with a profit of 0.48%.

June

The risk appetite of global investors returned in June, as markets anticipated increased central bank intervention to spur weakening economic growth. In Europe, the risk of a splintering of the euro currency union subsided, as Greek parliamentary elections were won by political parties favoring a European bailout with austerity conditions attached, in effect keeping the country in the Eurozone. This was followed by a European summit meeting at month end where EU leaders agreed to ease conditions on loans to Spain and Italy, thereby stemming the surge in borrowing costs in those countries. In response, investors rotated from bonds into equities and sold off the U.S. dollar in favor of the euro and emerging market currencies.

During June, the Fund had most of its risk allocated to physical commodities. Losses primarily came from agricultural markets and energy. The Fund was positioned for a bearish trend in corn, but a drought and heat wave in the U.S. caused prices to spike. Short positions in natural gas also proved unprofitable, as reports of smaller than expected inventories led to a rebound in prices. In the financial futures markets, the Fund avoided significant losses despite strong trend reversals in the bond, currency and equity sectors. The Fund was able to make a positive return in equity indices through long positions in U.S. stock markets. In currencies, the Fund had a loss from its short euro exposure. Meanwhile performance was flat in bonds. Overall, the Fund finished June with a loss of 2.27%.

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

April

The Fund finished 2.01% higher this month with profits from currencies, metals, and energy offsetting losses from interest rate instruments, equity indices and agricultural commodities. The most significant profits came from the foreign exchange markets, where the Fund’s long positions benefited from significant price appreciation in the Australian dollar relative to several other currencies including the U.S. dollar. Precious metals, including silver and gold, continued to trend higher generating profits for the Fund, although a reversal in industrial metals offset some of those profits. Oil product prices also pushed higher which benefited the Fund’s long positions, but losses from natural gas dampened gains for the energy sector.

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

June

The fund finished 4.32% lower this month with losses in equity indices, energy, agricultural commodities and metals offsetting profits from currencies. Although the markets were relatively quiet during the month, concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news. A modest flight to quality sent equity prices lower and interest rate instruments higher for a second month in a row. The fall in equity prices went against the Fund’s long positions. Over the past several weeks, the Fund’s trading advisor has substantially reduced its long equity positions, reducing the impact. The most significant profits came from positions in foreign currencies, where the Fund’s short positions benefited from price depreciation in the British Pound relative to several other major currencies. In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower. The decline in commodity prices was led by a substantial drop in energy prices and agricultural commodities, both of which went against the Fund’s long positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2012. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the second quarter of 2012 were as follows:

	April	May	June	Total

Units redeemed	795.4169	913.2999	680.5368	2,389.2536
Average net asset value per Unit	$1,848.41	$1,857.32	$1,815.21	$1,842.36

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

Dated August 14, 2012	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

