Form 10-Q
period 2012-09-30
SAGE FUND LP
filed 2012-11-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$12,080,453	$11,212,458
Net unrealized gain (loss) on open futures contracts	(566,187)	2,804,082
Interest receivable	743	720
Total equity in broker trading accounts	11,515,009	14,017,260
Cash and cash equivalents	1,642,399	1,790,492
Investments in securities, at fair value	22,051,958	32,329,643
Certificates of deposit, at fair value	1,852,454	3,602,740
General Partner 1% allocation receivable	24,513	248,763
Total assets	$37,086,333	$51,988,898

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$30,743	$43,046
Commissions and other trading fees payable on open contracts	10,327	7,869
Cash Manager fees payable	8,006	13,033
General Partner management fee payable	33,876	47,429
Selling Agent fees payable - General Partner	92,388	129,353
Administrative expenses payable - General Partner	23,147	32,403
Redemptions payable	494,817	1,406,594
Subscriptions received in advance	11,213	131,216
Total liabilities	704,517	1,810,943
Partners’ Capital (Net Asset Value)
Class A Interests – 20,489.1820 units and 26,635.2051 units outstanding at September 30, 2012 and December 31, 2011, respectively	36,381,816	50,177,955
Total liabilities and partners' capital (net asset value)	$37,086,333	$51,988,898

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
INVESTMENTS IN SECURITIES
U.S . Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$25,000	11/15/12	U.S. Treasury Note	1.38%	$25,168	0.07%
365,000	1/15/13	U.S. Treasury Note	1.38%	367,378	1.01%
500,000	2/28/13	U.S. Treasury Note	0.63%	501,268	1.38%
100,000	5/31/13	U.S. Treasury Note	3.50%	103,376	0.28%
300,000	7/31/13	U.S. Treasury Note	3.38%	309,651	0.85%
250,000	9/30/13	U.S. Treasury Note	0.13%	249,835	0.69%
300,000	11/15/13	U.S. Treasury Note	0.50%	301,551	0.83%
300,000	12/31/13	U.S. Treasury Note	0.13%	299,778	0.82%
Total U.S. Treasury securities (cost: $2,166,521)				2,158,005	5.93%

U.S . Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield [1]
$200,000	9/4/14	Federal Home Loan Bank	0.45%	200,070	0.55%
400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	402,575	1.10%
300,000	8/9/13	Federal National Mortgage Assoc.	0.50%	300,960	0.83%
Total U.S. government sponsored enterprise notes (cost: $908,331)				903,605	2.48%

U.S . Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$200,000	10/4/12	BMW US Capital, LLC	0.15%	199,998	0.55%
170,000	11/15/12	Toyota Motor Credit Corp.	0.18%	169,962	0.47%
Banks
120,000	11/5/12	Credit Suisse (USA), Inc.	0.21%	119,976	0.33%
150,000	11/20/12	HSBC USA Inc.	0.30%	149,939	0.41%
200,000	10/26/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.23%	199,969	0.55%
200,000	10/12/12	UBOC	0.29%	199,983	0.55%
Charity
150,000	12/10/12	The Salvation Army	0.18%	149,948	0.41%
Energy
250,000	10/9/12	Devon Energy Corp.	0.25%	249,986	0.69%
150,000	10/1/12	Motiva Enterprises LLC	0.17%	150,000	0.41%
250,000	10/10/12	ONEOK, Inc.	0.40%	249,975	0.69%
Mining
200,000	10/1/12	BHP Billiton Finance (USA) Limited	0.15%	200,000	0.55%
Total U.S. commercial paper (cost: $2,039,377)				2,039,736	5.61%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$200,000	11/13/12	Oversea-Chinese Banking Corp. Ltd	0.19%	199,954	0.55%
Consumer Products
250,000	4/8/13	Reckitt Benckiser PLC	0.80%	249,545	0.69%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield [1]
Diversified Financial Services
$250,000	10/5/12	John Deere Bank SA	0.18%	$249,996	0.69%
Energy
250,000	10/30/12	GDF Suez	0.25%	249,950	0.68%
Total foreign commercial paper (cost: $947,809)				949,445	2.61%

Total commercial paper (cost: $2,987,185)				2,989,181	8.22%

U.S . Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$500,000	12/2/13	United Technologies Corporation	0.69%	502,267	1.39%
Automotive
250,000	7/31/15	Daimler Finance North America LLC	1.30%	251,524	0.69%
Banks
350,000	1/30/14	Bank of America Corporation	1.87%	353,663	0.97%
180,000	4/1/14	Citigroup Inc.	1.39%	180,447	0.50%
250,000	10/30/12	GMAC Inc.	1.75%	252,143	0.69%
275,000	5/2/14	JPMorgan Chase & Co.	1.14%	277,083	0.76%
550,000	1/9/14	Morgan Stanley	0.76%	543,617	1.49%
250,000	11/1/12	The Bank of New York Mellon	4.95%	256,133	0.70%
100,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	100,172	0.28%
309,000	5/1/13	Wachovia Corporation	5.50%	325,204	0.89%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.82%	50,378	0.14%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	397,490	1.10%
Biotechnology
100,000	12/1/14	Gilead Sciences, Inc.	2.40%	104,198	0.29%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	201,636	0.55%
Computers
200,000	4/1/14	Dell Inc.	1.06%	202,072	0.56%
275,000	5/30/14	Hewlett-Packard Company	0.82%	272,956	0.75%
50,000	9/19/14	Hewlett-Packard Company	1.93%	50,632	0.14%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corporation	0.89%	250,916	0.69%
200,000	8/11/15	American Honda Finance Corporation	1.00%	200,515	0.55%
200,000	5/24/13	BlackRock, Inc.	0.73%	200,638	0.55%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	203,721	0.56%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.75%	55,358	0.15%
250,000	4/7/14	General Electric Capital Corporation	1.09%	251,723	0.69%
200,000	1/15/14	HSBC Finance Corporation	0.71%	199,048	0.55%
275,000	10/1/12	John Deere Capital Corporation	5.25%	282,221	0.78%
160,000	4/3/13	John Deere Capital Corporation	4.50%	166,951	0.46%
150,000	6/30/13	NYSE Euronext	4.80%	156,587	0.43%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S . Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Diversified Financial Services (continued)
$250,000	6/5/14	PACCAR Financial Corp.	0.66%	$250,752	0.69%
200,000	10/12/12	Toyota Motor Credit Corporation	0.66%	200,315	0.55%
150,000	10/11/13	Toyota Motor Credit Corporation	0.91%	150,923	0.41%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	278,314	0.76%
Energy
275,000	10/15/12	ConocoPhillips	4.75%	281,432	0.77%
100,000	4/15/13	PSEG Power LLC	2.50%	102,256	0.28%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	308,719	0.85%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.87%	200,680	0.55%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	202,209	0.56%
250,000	12/14/12	New York Life Global Funding	2.25%	252,648	0.69%
200,000	4/15/13	Pacific Life Global Funding	5.15%	209,734	0.58%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.63%	410,857	1.14%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	152,005	0.42%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	105,779	0.29%
Pharmaceuticals
100,000	2/12/15	Express Scripts Holding Company	2.10%	102,871	0.28%
100,000	3/1/13	McKesson Corporation	5.25%	102,369	0.28%
200,000	3/15/13	Pfizer Inc.	5.50%	205,231	0.56%
Retail
250,000	7/18/14	Target Corporation	0.63%	251,274	0.69%
150,000	8/1/13	Walgreen Co.	4.88%	156,509	0.43%
100,000	3/13/14	Walgreen Co.	0.90%	100,163	0.28%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	102,353	0.28%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	227,169	0.62%
140,000	3/14/14	Cisco Systems, Inc.	0.64%	140,647	0.39%
330,000	3/28/14	Verizon Communications Inc.	0.97%	332,576	0.91%
150,000	3/15/13	Verizon Virginia Inc.	4.63%	153,068	0.42%
Transportation
200,000	1/15/13	United Parcel Service, Inc.	4.50%	204,340	0.56%
Total U.S. corporate notes (cost: $11,562,014)				11,474,486	31.54%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Automotive
$550,000	4/1/14	Volkswagen International Finance N.V.	1.07%	553,676	1.52%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Banks
$200,000	6/28/13	Bank of Montreal	2.13%	$203,771	0.56%
275,000	1/10/14	BNP Paribas	1.36%	275,971	0.76%
275,000	4/14/14	Danske Bank A/S	1.51%	272,987	0.75%
250,000	1/18/13	HSBC Bank PLC	0.86%	250,747	0.69%
550,000	3/15/13	ING Bank N.V.	1.44%	552,108	1.52%
250,000	6/17/13	KfW Bankengruppe	0.23%	250,038	0.69%
350,000	2/4/13	Rabobank Nederland	0.59%	350,289	0.96%
250,000	7/29/13	Royal Bank of Canada	2.10%	254,526	0.70%
270,000	7/26/13	The Toronto-Dominion Bank	0.63%	270,822	0.74%
100,000	12/14/12	Westpac Banking Corporation	1.90%	100,853	0.28%
Energy
175,000	3/25/13	Shell International Finance B.V.	1.88%	176,432	0.48%
Multinational
200,000	8/1/13	International Finance Corporation	0.33%	200,481	0.55%
Pharmaceutical
250,000	3/28/13	Sanofi	0.56%	250,437	0.69%
260,000	3/28/14	Sanofi	0.67%	261,217	0.72%
250,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	252,050	0.69%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.88%	50,276	0.14%
Total foreign corporate notes (cost: $4,530,911)				4,526,681	12.44%

Total corporate notes (cost: $16,092,925)				16,001,167	43.98%

Total investments in securities (cost: $22,154,962)				$22,051,958	60.61%

CERTIFICATES OF DEPOSIT
U.S . Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$250,000	7/26/13	Branch Banking and Trust Company	0.48%	$250,273	0.69%
150,000	7/25/13	Credit Suisse Group AG (NY)	0.94%	150,213	0.40%
250,000	3/1/13	Mizuho Corporate Bank, Ltd. (NY)	0.46%	250,187	0.69%
250,000	2/8/13	Norinchukin Bank (NY)	0.52%	250,283	0.69%
250,000	3/1/13	PNC Bank, National Association	0.52%	250,271	0.69%
250,000	2/11/13	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	250,260	0.69%
Total U.S. certificates of deposit (cost: $1,399,630)				1,401,487	3.85%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$250,000	12/3/12	Sumitomo Mitsui Banking Corp.	0.49%	250,496	0.69%
200,000	9/16/13	The Bank of Nova Scotia	0.57%	200,471	0.55%
Total foreign certificates of deposit (cost: $450,244)				450,967	1.24%

Total certificates of deposit (cost: $1,849,874)				$1,852,454	5.09%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
OPEN FUTURES CONTRACTS
Long U.S . Futures Contracts
Agricultural commodities	$(162,135)	(0.45)%
Currencies	(39,945)	(0.11)%
Energy	98,144	0.27%
Equity indices	(35,971)	(0.10)%
Interest rate instruments[2]	363,587	1.00%
Metals[2]	488,180	1.34%
Net unrealized gain on open long U.S. futures contracts	711,860	1.95%

Short U.S . Futures Contracts
Agricultural commodities	(74,877)	(0.21)%
Currencies	(5,895)	(0.02)%
Energy	(63,667)	(0.17)%
Interest rate instruments	(22,969)	(0.06)%
Metals
LM E Aluminum (93 contracts, Oct 2012 - Dec 2012)	(471,344)	(1.30)%
Other [2]	(842,841)	(2.32)%
Net unrealized loss on open short U.S. futures contracts	(1,481,593)	(4.08)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(769,733)	(2.13)%

Long Foreign Futures Contracts
Agricultural commodities	(40,201)	(0.11)%
Currencies	(19,774)	(0.05)%
Energy	(15,351)	(0.04)%
Equity indices	(68,465)	(0.19)%
Interest rate instruments	351,219	0.97%
Metals	109,081	0.30%
Net unrealized gain on open long foreign futures contracts	316,509	0.88%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
Short Foreign Futures Contracts
Agricultural commodities	$(69,245)	(0.19)%
Currencies	44,728	0.12%
Energy	(1,277)	(0.00)%
Equity indices	(2,824)	(0.01)%
Interest rate instruments	(38,561)	(0.11)%
Metals	(45,784)	(0.13)%
Net unrealized loss on open short foreign futures contracts	(112,963)	(0.32)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	203,546	0.56%

Net unrealized loss on open futures contracts	$(566,187)	(1.57)%

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

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$250,000	2/2/12	Anheuser-Busch InBev Worldwide, Inc.	0.25%	$249,944	0.50%
Charity
240,000	1/25/12	The Salvation Army	0.10%	239,984	0.48%
Diversifed Financial Services
200,000	1/18/12	American Honda Finance Corporation	0.17%	199,984	0.40%
140,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	139,950	0.28%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.40%
150,000	1/19/12	National Rural Utilities Cooperative	0.07%	149,995	0.30%
200,000	1/6/12	Nordea Inv. Mgmt North America, Inc.	0.32%	199,991	0.40%
150,000	1/9/12	PACCAR Financial Corp.	0.08%	149,997	0.30%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.50%
151,000	1/13/12	River Fuel Trust 1	0.40%	150,980	0.30%
Energy
250,000	1/12/12	Oglethorpe Power Corp.	0.17%	249,987	0.50%
250,000	1/3/12	Pacific Gas and Electric Company	0.40%	249,994	0.50%
250,000	1/11/12	The Southern Company	0.17%	249,988	0.50%
Insurance
190,000	1/10/12	Metlife Funding, Inc.	0.09%	189,996	0.38%
Manufacturing
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.50%
Mining
200,000	1/24/12	BHP Billiton Finance (USA)	0.13%	199,983	0.40%
Total U.S. commercial paper (cost: $4,119,677)				4,120,420	8.24%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$190,000	1/25/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	189,963	0.38%
200,000	3/8/12	Oversea-Chinese Banking Corporation Ltd	0.53%	199,803	0.40%
Energy
250,000	2/1/12	GDF Suez	0.19%	249,959	0.50%
Total foreign commercial paper (cost: $639,550)				639,725	1.28%

Total commercial paper (cost: $4,759,227)				4,760,145	9.52%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	4/1/12	McDonnell Douglas	9.75%	209,286	0.42%
Agricultural
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.40%
200,000	9/15/12	Cargill	5.60%	209,344	0.42%
Banks
550,000	1/30/14	Bank of America Corporation	1.85%	498,327	0.99%
200,000	7/27/12	BB&T Corporation	3.85%	206,557	0.41%
550,000	4/1/14	Citigroup Inc.	1.30%	520,101	1.04%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$550,000	1/14/14	Credit Suisse AG (NY)	1.36%	$533,957	1.06%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.21%
250,000	10/30/12	GMAC Inc.	1.75%	253,966	0.51%
550,000	5/2/14	JPMorgan Chase & Co.	1.30%	534,104	1.06%
275,000	4/29/13	Morgan Stanley	1.41%	259,838	0.52%
550,000	1/9/14	Morgan Stanley	0.69%	498,486	0.99%
250,000	11/1/12	The Bank of New York Mellon	4.95%	261,274	0.52%
175,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	180,555	0.36%
640,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	599,631	1.20%
109,000	10/23/12	Wells Fargo & Company	5.25%	113,904	0.23%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.42%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	49,842	0.10%
125,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	127,117	0.25%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	411,323	0.82%
Chemicals
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.40%
Computers
550,000	4/1/14	Dell Inc.	0.97%	554,627	1.11%
250,000	3/1/12	Hewlett-Packard Company	0.64%	250,024	0.50%
275,000	5/30/14	Hewlett-Packard Company	0.92%	266,109	0.53%
50,000	9/19/14	Hewlett-Packard Company	2.11%	49,793	0.10%
Consumer Products
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.31%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corporation	0.68%	249,940	0.50%
200,000	5/24/13	BlackRock, Inc.	0.81%	200,049	0.40%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	204,450	0.41%
55,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	55,022	0.11%
250,000	1/8/13	General Electric Capital Corporation	2.80%	258,114	0.51%
550,000	1/15/14	HSBC Finance Corporation	0.65%	507,421	1.01%
300,000	3/15/12	John Deere Capital Corporation	7.00%	310,267	0.62%
275,000	10/1/12	John Deere Capital Corporation	5.25%	288,190	0.57%
400,000	7/16/12	Massmutual Global Funding II	3.63%	412,687	0.82%
250,000	2/15/12	Principal Life Global Funding I	6.25%	257,380	0.51%
200,000	10/12/12	Toyota Motor Credit Corporation	0.59%	200,339	0.40%
Energy
275,000	10/15/12	ConocoPhillips	4.75%	285,969	0.57%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	318,556	0.63%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.88%	200,914	0.40%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.41%
250,000	8/22/12	New York Life Global Funding	0.54%	250,101	0.50%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance (continued)
$250,000	12/14/12	New York Life Global Funding	2.25%	$253,581	0.51%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.42%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.41%
125,000	6/15/12	The Travelers Companies, Inc.	5.38%	127,710	0.25%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.82%	410,700	0.82%
Mining
200,000	3/29/12	BHP Billiton Finance (USA)	5.13%	204,825	0.41%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	150,808	0.30%
Pharmaceuticals
200,000	3/15/13	Pfizer Inc.	5.50%	214,659	0.43%
Retail
500,000	7/18/14	Target Corporation	0.57%	500,573	1.00%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.21%
Telecommunications
140,000	3/14/14	Cisco Systems, Inc.	0.79%	139,953	0.28%
330,000	3/28/14	Verizon Communications Inc.	1.18%	329,622	0.66%
Transportation
150,000	1/15/13	United Parcel Service, Inc.	4.50%	159,292	0.32%
Total U.S. corporate notes (cost: $15,045,153)				14,672,697	29.27%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$550,000	4/1/14	Volkswagen International Finance N.V.	0.98%	540,367	1.08%
Banks
550,000	1/10/14	BNP Paribas	1.29%	508,863	1.01%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.50%
550,000	3/17/14	Commonwealth Bank of Australia	1.29%	541,445	1.08%
275,000	4/14/14	Danske Bank A/S	1.45%	265,934	0.53%
250,000	8/3/12	HSBC Bank PLC	0.88%	250,519	0.50%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.50%
300,000	1/13/12	ING Bank N.V.	1.03%	300,655	0.60%
550,000	3/15/13	ING Bank N.V.	1.60%	537,605	1.07%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.50%
250,000	6/15/12	National Australia Bank Limited	0.75%	250,128	0.50%
350,000	2/4/13	Rabobank Nederland	0.58%	350,232	0.70%
350,000	12/12/12	Royal Bank of Canada	0.69%	350,494	0.70%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	202,009	0.40%
270,000	7/26/13	The Toronto-Dominion Bank	0.60%	269,910	0.54%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.20%
Energy
525,000	3/10/12	BP Capital Markets P.L.C.	3.13%	532,472	1.06%
175,000	3/25/13	Shell International Finance B.V.	1.88%	179,136	0.36%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceuticals
$250,000	3/28/13	Sanofi	0.77%	$250,259	0.50%
260,000	3/28/14	Sanofi	0.88%	259,661	0.52%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	49,726	0.10%
Telecommunications
200,000	2/27/12	Vodafone Group Public Limited Company	0.79%	200,172	0.40%
Total foreign corporate notes (cost: $6,796,172)				6,689,797	13.35%

Total corporate notes (cost: $21,841,325)				21,362,494	42.62%

Total investments in securities (cost: $32,843,121)				$32,329,643	64.51%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	11/5/12	Canadian Imperial Bank of Commerce NY	0.64%	$250,239	0.50%
500,000	4/4/12	Deutsche Bank Aktiengesellschaft NY	0.45%	501,218	1.00%
250,000	5/8/12	Nordea Bank Finland PLC NY	0.40%	250,456	0.50%
200,000	11/13/12	Nordea Bank Finland PLC NY	0.65%	199,168	0.40%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.49%
250,000	2/3/12	The Shizuoka Bank, Ltd. NY	0.49%	250,234	0.50%
350,000	4/25/12	UBS AG USA	0.55%	351,170	0.70%
Total U.S. certificates of deposit (cost: $2,049,630)				2,050,657	4.09%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,600	0.50%
200,000	6/11/12	The Bank of Nova Scotia	0.74%	200,115	0.40%
250,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	250,442	0.50%
500,000	5/3/12	Westpac Banking Corporation	0.40%	501,339	1.00%
Government Sponsored Enterprise
350,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	349,587	0.70%
Total foreign certificates of deposit (cost: $1,550,550)				1,552,083	3.10%

Total certificates of deposit (cost: $3,600,180)				$3,602,740	7.19%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$16,888	0.03%
		Currencies		3,502	0.01%
		Energy		(65,917)	(0.13)%
		Equity indices		12,697	0.03%
		Interest rate instruments		54,689	0.11%
		Metals		(306,086)	(0.61)%
Net unrealized loss on open long U.S. futures contracts				(284,227)	(0.56)%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short U.S. Futures Contracts
Agricultural commodities	$95,886	0.19%
Currencies	95,107	0.19%
Energy
Natural gas (86 contracts, Feb '12 - Oct '12)	848,200	1.69%
Other	31,293	0.06%
Equity indices	3,552	0.01%
Interest rate instruments	(24,350)	(0.05)%
Metals	252,249	0.50%
Net unrealized gain on open short U.S. futures contracts	1,301,937	2.59%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	1,017,710	2.03%

Long Foreign Futures Contracts
Agricultural commodities	82,910	0.17%
Currencies	(21,637)	(0.04)%
Energy	6,598	0.01%
Equity indices	35,931	0.07%
Interest rate instruments[2]	648,438	1.29%
Metals	(128,177)	(0.26)%
Net unrealized gain on open long foreign futures contracts	624,063	1.24%

Short Foreign Futures Contracts
Agricultural commodities	241,998	0.48%
Currencies[2]	733,774	1.46%
Energy	33	0.00%
Equity indices	(2,077)	(0.00)%
Interest rate instruments	17,332	0.03%
Metals	171,249	0.34%
Net unrealized gain on open short foreign futures contracts	1,162,309	2.31%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,786,372	3.55%

Net unrealized gain on open futures contracts	$2,804,082	5.58%

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

Sage Fund Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss from Futures Trading
Net realized gain (loss)	$885,634	$(5,835,071)	$2,378,888	$(18,366,925)
Net change in unrealized gain (loss)	(1,186,337)	3,460,263	(3,370,270)	(851,082)
Brokerage commissions and trading expenses	(33,918)	(28,133)	(85,406)	(167,181)
Net loss from futures trading	(334,621)	(2,402,941)	(1,076,788)	(19,385,188)

Net Investment Loss
Income
Interest income	119,648	163,259	370,076	375,674
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	16,299	(418,989)	175,503	(523,197)
Total income	135,947	(255,730)	545,579	(147,523)
Expenses
Trading Advisor management fee	99,182	151,889	324,319	494,055
Cash Manager fees	8,125	12,196	26,609	34,201
Selling Agent fees	295,102	452,207	970,326	1,475,753
Administrative expenses – General Partner	228,526	210,418	734,367	732,756
General Partner management fee	108,204	165,810	355,786	541,110
General Partner 1% allocation	(7,832)	(35,540)	(24,513)	(224,475)
Total expenses	731,307	956,980	2,386,894	3,053,400
Administrative expenses waived	(154,591)	(97,143)	(491,275)	(363,063)
Net total expenses	576,716	859,837	1,895,619	2,690,337
Net investment loss	(440,769)	(1,115,567)	(1,350,040)	(2,837,860)
Net Loss	$(775,390)	$(3,518,508)	$(2,426,828)	$(22,223,048)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Decrease in net asset value per Unit	$(39.55)	$(122.99)	$(108.24)	$(764.63)

Net loss per Unit (based on weighted average number of units outstanding)	$(37.15)	$(121.82)	$(106.01)	$(772.92)

Weighted average number of Units outstanding	20,869.2278	28,883.7701	22,892.3466	28,752.0515

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(2,426,828)	$(22,223,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures trading	3,370,270	851,082
Purchases of securities and certificates of deposit	(43,156,884)	(68,825,894)
Proceeds from disposition of securities and certificates of deposit	55,360,357	31,819,954
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(175,503)	523,197
Changes in
Interest receivable	(23)	4,349
General Partner 1% allocation receivable/payable	224,250	(281,007)
Due to affiliate	—	15,228
Trading Advisor management fee payable	(12,303)	33,563
Trading Advisor incentive fee payable	—	(1,684)
Commissions and other trading fees payable on open contracts	2,458	(9,322)
Cash Manager fees payable	(5,027)	19,788
General Partner management fee payable	(13,553)	(18,406)
Selling Agent fees payable – General Partner	(36,965)	(50,197)
Administrative expenses payable – General Partner	(9,256)	(8,235)
Net cash provided by (used in) operating activities	13,120,993	(58,150,632)

Cash flows from financing activities
Subscriptions	623,697	7,840,448
Subscriptions received in advance	11,213	128,214
Redemptions	(13,036,001)	(6,689,151)
Net cash provided by (used in) financing activities	(12,401,091)	1,279,511

Net increase (decrease) in cash and cash equivalents	719,902	(56,871,121)
Cash and cash equivalents, beginning of period	13,002,950	73,864,700
Cash and cash equivalents, end of period	$13,722,852	$16,993,579

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$12,080,453	$15,064,095
Cash and cash equivalents	1,642,399	1,929,484
Total end of period cash and cash equivalents	$13,722,852	$16,993,579

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,406,594	$424,209
Prior period subscriptions received in advance	$131,216	$1,141,953

Supplemental schedule of non-cash financing activities
Redemptions payable	$494,817	$994,023

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Units	Amount
Nine Months Ended September 30, 2012
Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(2,426,828)
Subscriptions	405.6334	754,913
Redemptions	(6,551.6565)	(12,124,224)
Balance at September 30, 2012	20,489.1820	$36,381,816

Nine Months Ended September 30, 2011
Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss		(22,223,048)
Subscriptions	3,805.0198	8,982,401
Redemptions	(3,345.5636)	(7,258,965)
Balance at September 30, 2011	28,451.2474	$55,976,847

Net Asset Value Per Unit

September 30, 2012	$1,775.66
December 31, 2011	1,883.90
September 30, 2011	1,967.47
December 31, 2010	2,732.10

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Notes to Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced operations on August 2, 1995. The Fund issues Class A units of limited partner interests (“Units”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). The Fund will cease to accept new subscriptions after November 30, 2012.

The Partnership Agreement provides that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. If trading is suspended, the General Partner will inform each limited partner of the suspension and any limited partner may, at that time, elect to withdraw from the Fund before trading is resumed. At September 30, 2012, the net asset value per Unit of the Fund was $1,775.66, which is a decline of 38% from the net asset value per Unit on January 1, 2009, the highest net asset value per Unit of any fiscal year, of $2,847.19.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The levels of the fair value hierarchy are described below:

▪	Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

▪	Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

▪	Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments valued using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine months ended September 30, 2012 and 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(566,187)	$—	$(566,187)
Cash and cash equivalents:
Money market fund	706,775	—	706,775
Investments in securities:
U.S. Treasury securities*	2,158,005	—	2,158,005
U.S. government sponsored enterprise notes*	—	903,605	903,605
Commercial paper*	—	2,989,181	2,989,181
Corporate notes*	—	16,001,167	16,001,167
Certificates of deposit*	—	1,852,454	1,852,454
Total	$2,298,593	$21,746,407	$24,045,000

*See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,804,082	$—	$2,804,082
Cash and cash equivalents:
Money market fund	1,273,215	—	1,273,215
Investments in securities:
U.S. Treasury securities*	2,673,925	—	2,673,925
U.S. government sponsored enterprise notes*	—	2,875,774	2,875,774
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	4,760,145	4,760,145
Corporate notes*	—	21,362,494	21,362,494
Certificates of deposit*	—	3,602,740	3,602,740
Total	$6,751,222	$33,258,458	$40,009,680

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2012 or December 31, 2011, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At September 30, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$258,721	$(605,179)	$(346,458)
Currencies	136,115	(157,001)	(20,886)
Energy	152,016	(134,167)	17,849
Equity indices	17,880	(125,140)	(107,260)
Interest rate instruments	742,066	(88,790)	653,276
Metals	763,116	(1,525,824)	(762,708)
Net unrealized gain (loss) on open futures contracts	$2,069,914	$(2,636,101)	$(566,187)

At September 30, 2012, there were 4,473 open futures contracts. For the three and nine months ended September 30, 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
		Net change		Net change
	Net realized	in unrealized	Net realized	in unrealized
Types of Exposure	gain (loss)	gain (loss)	gain (loss)	gain (loss)
Futures contracts
Agricultural commodities	$(106,782)	$(436,781)	$180,352	$(784,141)
Currencies	478,292	(200,873)	669,783	(831,632)
Energy	(307,168)	384,169	1,376,993	(802,358)
Equity indices	486,209	(237,403)	404,685	(157,363)
Interest rate instruments	283,136	174,882	897,169	(42,833)
Metals	58,438	(870,331)	(1,150,297)	(751,943)
Total futures contracts	$892,125	$(1,186,337)	$2,378,685	$(3,370,270)

For the three and nine months ended September 30, 2012, the number of futures contracts closed were 7,019 and 16,947, respectively. At December 31, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$877,385	$(439,703)	$437,682
Currencies	913,098	(102,352)	810,746
Energy	1,001,783	(181,576)	820,207
Equity indices	85,793	(35,690)	50,103
Interest rate instruments	798,597	(102,488)	696,109
Metals	691,877	(702,642)	(10,765)
Net unrealized gain (loss) on open futures contracts	$4,368,533	$(1,564,451)	$2,804,082

At December 31, 2011, there were 3,334 open futures contracts.

For the three and nine months ended September 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,182,224)	$733,531	$(4,082,916)	$(608,668)
Currencies	(1,534,265)	(927,086)	(3,474,814)	(3,446,469)
Energy	(1,282,467)	1,126,486	(3,252,855)	1,179,374
Equity indices	(2,408,576)	(20,693)	(6,891,484)	49,845
Interest rate instruments	2,717,854	1,219,634	2,842,720	1,427,244
Metals	(1,152,741)	1,328,391	(3,503,808)	547,592
Total futures contracts	$(5,842,419)	$3,460,263	$(18,363,157)	$(851,082)

For the three and nine months ended September 30, 2011, the number of futures contracts closed was 5,885 and 33,390, respectively.

4.	General Partner

At September 30, 2012 and December 31, 2011, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears.

▪	Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At September 30, 2012 and December 31, 2011, the Fund had margin requirements of $5,141,400 and $6,284,545, respectively.

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

For the three months ended September 30, 2012 and 2011, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $129,945 and $59,385, respectively. For the nine months ended September 30, 2012 and 2011, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $410,244 and $239,832, respectively. Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the three months ended September 30, 2012 and 2011, the General Partner voluntarily waived $24,646 and $37,758, respectively, of administrative expenses of the Fund. During the nine months ended September 30, 2012 and 2011, the General Partner voluntarily waived $81,031 and $123,231, respectively, of administrative expenses of the Fund. Such amounts were included in Administrative expenses waived in the statements of operations.

At September 30, 2012 and December 31, 2011, $23,147 and $32,403, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2012 and December 31, 2011, the Fund received advance subscriptions of $11,213 and $131,216, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

After November 30, 2012, the Fund will cease to accept new subscriptions. The cessation was implemented due to the expiration of the Fund’s confidential offering memorandum on November 30, 2012.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$2,158,005	$903,605	$2,039,736	$11,474,486	$1,401,487	$17,977,319	49.39%
Netherlands	-	-	-	1,632,505	-	1,632,505	4.49%
France	-	-	249,950	787,625	-	1,037,575	2.85%
Canada	-	-	-	729,119	200,471	929,590	2.56%
Japan	-	-	-	252,050	250,496	502,546	1.38%
Great Britain	-	-	249,545	250,747	-	500,292	1.38%
Denmark	-	-	-	272,987	-	272,987	0.75%
Germany	-	-	-	250,038	-	250,038	0.69%
Luxumburg	-	-	249,996	-		249,996	0.69%
Multinational	-	-	-	200,481		200,481	0.55%
Singapore	-	-	199,954	-	-	199,954	0.55%
Australia	-	-	-	100,853	-	100,853	0.28%
Netherland Antilles	-	-	-	50,276	-	50,276	0.14%
Total	$2,158,005	$903,605	$2,989,181	$16,001,167	$1,852,454	$23,904,412	65.70%

The following table presents the exposure at December 31, 2011.

							% of
		Gov't					Partners'
	U.S .	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$2,673,925	$2,875,774	$4,120,420	$14,672,697	$2,050,657	$26,393,473	52.68%
Netherlands	-	-	-	1,907,995	-	1,907,995	3.80%
France	-	251,279	249,959	1,018,783	349,587	1,869,608	3.73%
Australia	-	-	-	1,142,386	501,339	1,643,725	3.28%
Great Britain	-	-	-	1,434,661	-	1,434,661	2.86%
Canada	-	-	-	620,404	450,715	1,071,119	2.13%
Japan	-	-	189,963	-	250,442	440,405	0.88%
Sweden	-	-	-	265,934	-	265,934	0.53%
Germany	-	-	-	249,908	-	249,908	0.50%
Europe multi-national	-	204,235	-	-	-	204,235	0.41%
Africa multi-national	-	201,791	-	-	-	201,791	0.40%
Singapore	-	-	199,803	-	-	199,803	0.40%
Netherland Antilles	-	-	-	49,726	-	49,726	0.10%
Total	$2,673,925	$3,533,079	$4,760,145	$21,362,494	$3,602,740	$35,932,383	71.70%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2012, the statements of operations for the three and nine months ended September 30, 2012 and 2011, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2012 and 2011, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC

12.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and nine months ended September 30, 2012 and 2011, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,815.21	$2,090.46	$1,883.90	$2,732.10
Loss from operations
Loss from trading(1)	(18.43)	(84.37)	(49.27)	(665.93)
Net investment loss(1)	(21.12)	(38.62)	(58.97)	(98.70)
Total loss from operations	(39.55)	(122.99)	(108.24)	(764.63)

Net asset value per Unit at end of period	$1,775.66	$1,967.47	$1,775.66	$1,967.47

Total return (5)	(2.18)%	(5.88)%	(5.75)%	(27.99)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.04%	6.00%	6.02%	5.91%
General Partner 1% allocation (5)	(0.02)%	(0.06)%	(0.06)%	(0.34)%
Total expenses	6.02%	5.94%	5.96%	5.57%

Net investment loss (2) (3) (4) (6)	(4.64)%	(7.71)%	(4.31)%	(6.20)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended September 30, 2012 and 2011, the ratios are net of 1.60% and 0.65%, respectively, and for the nine months ended September 30, 2012 and 2011 the ratios are net of 1.54% and 0.74%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

Closing the Fund to New Subscriptions

Effective November 30, 2012, the General Partner will close the Fund to new subscriptions. The Fund will continue to trade its assets for existing limited partners, although it will be closed to additional investments.

Results of Operations

The returns for Units for the nine months ended September 30, 2012 and 2011 were (5.75)% and (27.99)%, respectively. Past performance is not necessarily indicative of future results. Further analysis of futures trading gains and losses is provided below.

2012

January

In January, markets responded positively to supportive monetary policy from central banks around the world. In the U.S., the Federal Reserve announced that it expected to keep interest rates low through 2014. Meanwhile, in Europe, the European Central Bank was expected to extend its Long-Term Refinancing Operations program by providing additional loans to the region’s banks later this year, beyond the nearly half trillion euros (approximately U.S. $650 billion) already distributed to banks in December. This improved the European credit environment, helping France, Italy and Spain to hold successful bond auctions at reduced yields and allowing them to shrug off Standard & Poor’s sovereign credit downgrades earlier in the month. Positive sentiment fueled by easy monetary policy led to a rally in global equities, industrial commodities, as well as short and medium term interest rate instruments. Among currencies, it also led to a decline in the U.S. dollar, a rebound in the euro, and a surge in commodity currencies.

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

July

The Fund delivered positive returns in July, as more signs emerged of a faltering global economic recovery. U.S. labor market data continued to disappoint and Chinese growth weakened. Europe, however, remained the primary focus of investors. Spain’s credit conditions deteriorated, as the 10-year sovereign bond yield spiked as high as 7.75% during the month, its highest level since the inception of the euro. The European Central Bank (ECB) cut interest rates, but this did little to reverse the depreciation of the euro. The tide of negative sentiment was stanched only later in the month, when the ECB President vowed to use all necessary means to save the currency union. The largest contribution to the Fund came from the fixed income sector, where long positions profited from the ECB rate cut as well as market speculation of additional future central bank easing in Europe and the U.S. The Fund also made solid gains in currencies through its short euro exposure. Lastly, in the agricultural sector, the Fund profited from a surge in grain prices, as hot, dry weather in the U.S. damaged crop yields. Overall, the Fund finished the month with a gain of 6.51%.

August

In August, investor sentiment towards the future of the Eurozone turned from pessimistic to mildly optimistic. U.S. economic reports, including non-farm payroll data, also came in better than expected. These factors extended the rally in global equities, caused a rebound in the euro and prompted an initial sell-off in safe haven U.S. and German government bonds. As the month progressed, speculation mounted that global central banks would engage in further quantitative easing, which caused bonds to recover from their earlier declines. Rising tensions between Iran and Israel caused crude oil prices to climb, while the U.S. experienced its most widespread drought since 1956, leading to higher grain prices. During the month, the Fund gave back some of the profits it made in July. The Fund’s short positions in the euro and long positions in the Australian dollar suffered on market reversals. Metals were also a negative contributor, as mining strikes in South Africa caused a spike in platinum prices, hurting the Fund’s short position. The Fund did see gains in long equity and long oil exposures. However, the Fund finished the month with a net loss 2.33%.

September

September saw an increase in the scale of global central bank intervention in an attempt to prevent further deterioration of economic growth. The European Central Bank announced a plan to buy unlimited amounts of government bonds of distressed countries such as Spain, in exchange for their accepting austerity reforms. Meanwhile in the U.S., the Federal Reserve announced “QE3”, a third round of quantitative easing, involving the purchase of $40 billion of agency backed mortgages each month for an indefinite period of time. In response, equities rallied worldwide, as did the euro, gold and industrial metals. There was a corresponding sell-off in perceived safe haven assets such as U.S. bonds and the U.S. dollar.

Coming into the month, the agricultural commodities had been in uptrends. However, grain prices corrected after their recent run-up, hurting the Fund’s long positions, after reports that the U.S. drought had not damaged crop yields as much as expected. September’s central bank announcements caused a rally in industrial metals, which hurt the Fund’s short positions. Among financial sector contracts, the “risk on” rally caused losses for the Fund’s long bond and short euro positions. Although the Fund’s long equity exposure did generate gains, these were not enough to offset declines elsewhere. Overall, the Fund finished with a net loss of 5.97%

2011

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2012. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the third quarter of 2012 were as follows:

	July	August	September	Total

Units redeemed	230.9399	317.4972	278.6664	827.1035
Average net asset value per Unit	$1,933.40	$1,888.40	$1,775.66	$1,862.98

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

Dated November 14, 2012	Sage Fund Limited Partnership

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

