Form 10-K
period 2012-12-31
SAGE FUND LP
filed 2013-03-28
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

PART I

ITEM 1. Business

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, formed on August 2, 1995, originally under the name Telesis Futures Fund Limited Partnership, which was changed to Sage Fund Limited Partnership on December 16, 1998. The Fund is actively managed, with speculative trading profits as its objective. Using a professional trading advisor, the Fund engages in the speculative trading of futures contracts and other financial instruments traded in the United States (U.S.) and internationally. The Fund primarily trades futures contracts within six major market sectors: equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities. The Fund does not currently trade forward currency contracts, forwards on other items, swaps or options contracts, but may do so in the future. The Fund began trading on January 5, 1996.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2012, the aggregate capitalization of the Fund was $29,227,525. The net asset value per unit of Class A limited partner interests (“Units”) as of December 31, 2012 was $1,636.79.

The Fund has engaged Altis Partners (Jersey) Ltd. (“Trading Advisor”) as the trading advisor for all of the Fund’s assets. While it is not currently the case, a portion of the Fund’s assets may be allocated to other investment funds or pools at the discretion of Steben & Company, Inc. (“General Partner”), in order to access the services of other trading advisors. The General Partner is responsible for selecting and monitoring the Trading Advisor, and it may add new trading advisors in the future and/or terminate the current Trading Advisor, and will, in general, allocate the Fund’s assets among trading advisors as it deems is in the best interests of the Fund.

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

The Trading Advisor is regulated in the State of Jersey, Channel Islands by the Jersey Financial Services Commission. The Trading Advisor is wholly owned by its four principals. The Trading Advisor engages primarily in the management of futures, options on futures and foreign exchange trading accounts for qualified investors. At December 31, 2012, the Trading Advisor had total assets under management of approximately $855 million, with approximately $791 million in the Global Futures Portfolio (“Trading Program”).

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

Description of Current Charges

Charges	Amount
Trading Advisor Management Fee	The Trading Advisor receives a monthly management fee equal to 1/12th of .75%, based upon the assets under its management, payable in arrears. Prior to Dec 2012, the management fee was 1% per annum.
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

Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable in arrears. However, expenses (other than extraordinary costs) that exceed 1% of the average month-end net assets of the Fund are the responsibility of the General Partner.

Administrative expenses represent accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, including salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

The Fund may incur extraordinary expenses (including extraordinary legal and accounting fees), although none are anticipated.

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisor, in the U.S. and international futures markets and may trade or hold forwards, swaps and options. Specifically, the Fund trades futures on interest rate instruments, equity indices, energy, currencies, metals and agricultural commodities. The Fund does not currently trade currency forwards, forwards on other items, swaps or options contracts, but may do so in the future.

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

None.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the Units of the Fund. Currently, Units of the Fund are not offered for sale.

Holders

As of February 28, 2013, there were 510 holders of Units of the Fund.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2012.

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

Redemptions of Units during the fourth quarter of 2012 were as follows:

	October	November	December	Total
A Units
Units redeemed	1,298.5247	970.7267	460.4499	2,729.7013
Average net asset value per unit	$1,701.02	$1,649.13	$1,636.79	$1,671.73

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

Liquidity

At December 31, 2012, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures. The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures contracts, forward currency contracts and other financial instruments in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K. The Fund’s sole business is trading futures contracts, both long (contracts to buy) and short (contracts to sell).

Results of Operations

Effective December 1, 2012, the Fund closed to new investments. The Fund will continue to trade its assets for existing limited partners, although it will be closed to additional investments.

Under a provision of the Fund’s Limited Partnership Agreement, the Fund would suspend trading in the event that net assets decline 50% or more from the highest net asset value per unit at the start of any fiscal year. The purpose of this policy is to provide downside protection to investors should the Fund experience an excessive decline. As of February 28, 2013, the estimated net asset value per unit of the Fund was $1,638.51. The net asset value of the Fund would need to decline another 13% from that point before the Fund would suspend trading and liquidate its positions.

The returns for the Fund for the years ended December 31, 2012 and 2011 were (13.12) % and (31.05)%, respectively. Past performance is not indicative of expected future financial condition or results of operations. Further analysis of the trading losses are provided below.

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

August

In August, investor sentiment towards the future of the Eurozone turned from pessimistic to mildly optimistic. U.S. economic reports, including non-farm payroll data, also came in better than expected. These factors extended the rally in global equities, caused a rebound in the euro and prompted an initial sell-off in safe haven U.S. and German government bonds. As the month progressed, speculation mounted that global central banks would engage in further quantitative easing, which caused bonds to recover from their earlier declines. Rising tensions between Iran and Israel caused crude oil prices to climb, while the U.S. experienced its most widespread drought since 1956, leading to higher grain prices. During the month, the Fund gave back some of the profits it made in July. The Fund’s short positions in the euro and long positions in the Australian dollar suffered on market reversals. Metals were also a negative contributor, as mining strikes in South Africa caused a spike in platinum prices, hurting the Fund’s short position. The Fund did see gains in long equity and long oil exposures. However, the Fund finished the month with a net loss of 2.33%.

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

Coming into the month, the agricultural commodities had been in uptrends. However, grain prices corrected after their recent run-up, hurting the Fund’s long positions, after reports that the U.S. drought had not damaged crop yields as much as expected. September’s central bank announcements caused a rally in industrial metals, which hurt the Fund’s short positions. Among financial sector contracts, the “risk on” rally caused losses for the Fund’s long bond and short euro positions. Although the Fund’s long equity exposure did generate gains, these were not enough to offset declines elsewhere. Overall, the Fund finished with a net loss of 5.97%

October

October was characterized by trend reversals across a broad range of sectors. Weaker than expected corporate earnings prompted a selloff in U.S. equity markets as well as in global risk assets such as oil, industrial metals, and commodity-related currencies. In spite of this, safe haven assets such as bonds and gold did not rally and in fact declined, as investors pared back previous expectations over the scope and duration of quantitative easing by central banks.

Given the breadth of market reversals, October proved to be a difficult month for trend-following programs across the entire managed futures industry. The Fund was no exception and experienced losses that were spread across most sectors in the portfolio. The largest declines came from the Fund’s long metals positions in gold, nickel and lead, as wells as long bond positions in the U.S. and Europe. On the positive side, the Fund successfully navigated the reversal in U.S. stock indices and profited from long positions in non-U.S. equity markets. Overall, the Fund finished the month with a net loss of 4.20%.

November

As the U.S. election maintained the status quo in Washington, investor attention turned to the ability of a divided government to deal with the looming “fiscal cliff”. The year-end expiration of key tax cuts and automatic reduction in government expenditures, if unaddressed, could potentially cause a recession in 2013, according to the Congressional Budget Office. Global equities sold off over the first half of November as a result. However, sentiment recovered and stocks rebounded in the latter part of the month, as reports indicated some willingness on the part of Democrats and Republicans to compromise in budget talks.

In November, the Fund made gains in long positions in the fixed income sector as global bonds rallied on continued easy central bank monetary policy. The currency sector made a small profit from short positions in the Japanese yen, which depreciated on speculation of more aggressive money printing with a potential Liberal Democratic Party victory in the country’s upcoming election. However, the Fund saw losses due to price reversals in physical commodities. Base metals and crude oil prices rebounded from their downward trend on stronger Chinese industrial production data, while grain prices declined from their recent highs on higher than expected supply. Equity markets also proved difficult to trade during the month, as an early sell-off reversed sharply mid-month with a return of investor risk appetite. Overall, the Fund finished the month with a net loss of 3.05%.

December

In December, U.S. “fiscal cliff” negotiations dominated news headlines. Investors rotated from bonds into stocks on speculation the two U.S. political parties would ultimately reach a compromise budget deal by the end of the year. Meanwhile, in Japan, the Liberal Democratic Party (LDP) returned to power, pledging to lift the country out of a deflationary spiral with an aggressive fiscal stimulus plan and by pressuring the Bank of Japan to further weaken the yen.

The Fund benefited from the outcome of the Japanese election as a result of both a short position in the depreciating Japanese yen and a long position in the surging Nikkei stock index. However, the Fund saw losses across a range of physical commodities, particularly in grains, as weakening foreign demand for U.S. crops hurt prices. Elsewhere, the Fund benefited from its long exposure to global stock indices which rallied on optimism over U.S. budget talks, although these gains were offset by losses from the related decline in bond prices. Overall, the Fund finished the month with a net loss of .75%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Fund itself has no directors or officers and has no employees. It is managed by the General Partner in its capacity as general partner. The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the majority shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust. The principals, directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Neil D. Menard, Carl A. Serger and Francine Rosenberger. Their respective biographies are set forth below.

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

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March 1960, graduated cum laude from Old Dominion University with a BS in Business Administration and has a Technology Management Certification from the California Institute of Technology. Prior to joining the General Partner, Mr. Serger was the CFO and Senior Vice President of Operations of Peracon, Inc., a software platform for institutional commercial real estate transactions from November 2007 through November 2009. From July 2007 to November 2007, he acted as an independent consultant to start-up companies in the financial services and technology industries. From January 2007 to July 2007, Mr. Serger was the CFO, Senior Vice President and Treasurer of Ebix, Inc., an international software company serving the financial services and insurance industries. From October 2006 through December 2006, he was President of Finetre Corporation, a division of Ebix, Inc. From December 1999 until its October 2006 acquisition by Ebix, Inc., Mr. Serger was the CFO, Senior Vice President and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies. Mr. Serger holds a Series 28 FINRA license.

Francine Rosenberger is General Counsel. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been pending as a CFTC listed Principal of the General Partner since January 31, 2013.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the majority shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 (a) on a timely basis during the year ended December 31, 2012. During the year ended December 31, 2012, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a fee equal to 1/12th of 1.1% of the Fund’s month-end net assets, payable in arrears. During 2012 and 2011, the General Partner earned $444,579 and $684,696, respectively, in General Partner management fees.

▪	Selling agent fees – the Fund incurs selling agent fees equal to 1/12th of 3% of the outstanding month-end net asset value, payable in arrears. The General Partner pays the selling agent fees to the respective selling agents. If the selling agent fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the fees are retained by the General Partner. During 2012 and 2011, the General Partner earned $1,212,487 and $1,867,317, respectively, in Selling Agent fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2012 and 2011, the General Partner paid to the Fund $52,351 and $248,763, respectively, for the General Partner 1% allocation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2013, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

As of February 28, 2013, the General Partner did not own any Units of the Fund. As of February 28, 2013, the directors and executive officers of the General Partner beneficially owned Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Michael D. Bulley	108.0748	$ 177,082	Less than 1%

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other professional services rendered by McGladrey LLP and RSM McGladrey, Inc. (formerly an associated entity that McGladrey LLP acquired on December 1, 2011) (collectively “McGladrey”) during those years.

Fee Category	2012	2011
Audit fees(1)	$73,000	$75,000
Audit-related fees	--	--
Tax fees(2)	13,000	13,000
All other fees	--	--
Total fees	$86,000	$88,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey during 2012 and 2011 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2012 and 2011 are compatible with maintaining that firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Sage Fund Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2012 and 2011

Condensed Schedule of Investments as of December 31, 2012

Condensed Schedule of Investments as of December 31, 2011

Statements of Operations for the Years Ended December 31, 2012 and 2011

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2012 and 2011

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and Director	March 28, 2013
Kenneth E. Steben	of the General Partner

/s/ Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 28, 2013
Carl A. Serger

/s/ Michael D. Bulley	Senior Vice President, Research & Risk Management	March 28, 2013
Michael D. Bulley	and Director of the General Partner

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2013	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Sage Fund Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Sage Fund Limited Partnership (the “Fund”) as of December 31, 2012 and 2011, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Fund Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 28, 2013

Sage Fund Limited Partnership

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts
Cash	$8,781,814	$11,212,458
Net unrealized gain on open futures contracts	303,308	2,804,082
Interest receivable	135	720
Total equity in broker trading accounts	9,085,257	14,017,260
Cash and cash equivalents	2,089,773	1,790,492
Investments in securities, at fair value	17,257,782	32,329,643
Certificates of deposit, at fair value	1,653,419	3,602,740
General Partner 1% allocation receivable	52,351	248,763
Total assets	$30,138,582	$51,988,898

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fee payable	$18,664	$43,046
Commissions and other trading fees payable on open contracts	7,978	7,869
Cash Manager fees payable	9,232	13,033
General Partner management fee payable	27,553	47,429
Selling Agent fees payable - General Partner	75,145	129,353
Administrative expenses payable - General Partner	18,825	32,403
Redemptions payable	753,660	1,406,594
Subscriptions received in advance	--	131,216
Total liabilities	911,057	1,810,943
Partners’ Capital (Net Asset Value)
Class A Interests –17,855.8705 and 26,635.2051 units outstanding
at December 31, 2012 and 2011, respectively	29,227,525	50,177,955
Total liabilities and partners' capital (net asset value)	$30,138,582	$51,988,898

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$225,000	1/15/13	U.S. Treasury Note	1.38%	$226,528	0.78%
500,000	2/28/13	U.S. Treasury Note	0.63%	501,495	1.71%
300,000	7/31/13	U.S. Treasury Note	3.38%	309,827	1.06%
250,000	9/30/13	U.S. Treasury Note	0.13%	250,012	0.86%
200,000	10/31/13	U.S. Treasury Note	2.75%	205,184	0.70%
300,000	11/15/13	U.S. Treasury Note	0.50%	301,027	1.03%
200,000	12/31/13	U.S. Treasury Note	1.50%	202,610	0.69%
300,000	12/31/13	U.S. Treasury Note	0.13%	299,814	1.03%
Total U.S. Treasury securities (cost: $2,307,070)				2,296,497	7.86%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	402,725	1.38%
300,000	8/9/13	Federal National Mortgage Assoc.	0.50%	301,170	1.03%
Total U.S. government sponsored enterprise notes (cost: $708,331)				703,895	2.41%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	2/19/13	HSBC USA Inc.	0.25%	149,950	0.51%
250,000	3/4/13	Standard Chartered Bank	0.25%	249,892	0.85%
Diversified Financial Services
150,000	1/11/13	PACCAR Financial Corp.	0.16%	149,993	0.51%
100,000	1/31/13	River Fuel Funding Company #3, Inc.	0.18%	99,985	0.34%
150,000	1/22/13	UOB Funding LLC	0.18%	149,984	0.51%
Energy
200,000	1/4/13	Motiva Enterprises LLC	0.18%	199,997	0.68%
250,000	1/2/13	NextEra Energy Capital Holdings, Inc.	0.42%	249,997	0.86%
305,000	1/14/13	ONEOK, Inc.	0.40%	304,956	1.06%
Total U.S. commercial paper (cost: $1,554,421)				1,554,754	5.32%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	199,980	0.68%
Energy
250,000	1/4/13	GDF Suez	0.22%	249,995	0.86%
Household Products
250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	249,843	0.85%
Total foreign commercial paper (cost: $697,876)				699,818	2.39%

Total commercial paper (cost: $2,252,297)				2,254,572	7.71%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$500,000	12/2/13	United Technologies Corporation	0.58%	$501,606	1.72%
Automotive
250,000	7/31/15	Daimler Finance North America LLC	1.30%	252,804	0.86%
Banks
350,000	1/30/14	Bank of America	1.73%	354,001	1.21%
11,000	4/1/14	Citigroup Inc.	1.29%	11,048	0.04%
100,000	2/7/14	Goldman Sachs Group, Inc.	1.31%	100,491	0.34%
275,000	5/2/14	JPMorgan Chase & Co.	1.06%	277,008	0.95%
300,000	1/9/14	Morgan Stanley	0.65%	298,339	1.02%
309,000	5/1/13	Wachovia	5.50%	316,970	1.08%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.71%	50,267	0.17%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	398,034	1.36%
Biotechnology
100,000	12/1/14	Gilead Sciences, Inc.	2.40%	103,330	0.35%
Computers
275,000	5/30/14	Hewlett-Packard Company	0.71%	269,692	0.92%
50,000	9/19/14	Hewlett-Packard Company	1.86%	49,575	0.17%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corporation	0.76%	251,332	0.86%
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,736	0.69%
200,000	5/24/13	BlackRock, Inc.	0.61%	200,343	0.69%
200,000	4/5/13	Caterpillar Financial Services Corp.	2.00%	201,851	0.69%
55,000	4/1/14	Caterpillar Financial Services Corp.	0.65%	55,300	0.19%
250,000	4/7/14	General Electric Capital Corporation	0.98%	251,922	0.86%
160,000	4/3/13	John Deere Capital Corporation	4.50%	163,446	0.56%
250,000	6/5/14	PACCAR Financial Corp.	0.56%	250,639	0.86%
150,000	10/11/13	Toyota Motor Credit Corporation	0.80%	150,785	0.52%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	277,882	0.95%
Energy
100,000	4/15/13	PSEG Power LLC	2.50%	101,105	0.35%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	309,478	1.06%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.74%	200,349	0.69%
200,000	4/15/13	Pacific Life Global Funding	5.15%	204,832	0.70%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.56%	410,460	1.40%
225,000	10/9/15	General Electric Company	0.85%	226,226	0.77%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	151,357	0.52%
100,000	12/1/15	The Walt Disney Company	0.45%	99,547	0.34%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	105,845	0.36%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceutical
$150,000	11/6/15	AbbVie Inc.	1.07%	$151,985	0.52%
100,000	2/12/15	Express Scripts Holding Company	2.10%	102,675	0.35%
100,000	3/1/13	McKesson Corporation	5.25%	102,495	0.35%
Retail
250,000	7/18/14	Target	0.49%	250,995	0.86%
150,000	8/1/13	Walgreen	4.88%	156,747	0.54%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	226,810	0.78%
140,000	3/14/14	Cisco Systems, Inc.	0.56%	140,421	0.48%
330,000	3/28/14	Verizon Communications Inc.	0.92%	331,987	1.14%
Transportation
200,000	1/15/13	United Parcel Service, Inc.	4.50%	204,437	0.70%
Total U.S. corporate notes (cost: $8,513,011)				8,466,152	28.97%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$200,000	4/1/14	Volkswagen International Finance NV	0.97%	201,157	0.69%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	201,732	0.69%
275,000	4/14/14	Danske Bank A/S	1.39%	271,404	0.93%
250,000	1/18/13	HSBC Bank PLC	0.72%	250,423	0.86%
550,000	3/15/13	ING Bank N.V.	1.36%	551,137	1.88%
250,000	6/17/13	KfW Bankengruppe	0.22%	250,032	0.86%
350,000	2/4/13	Rabobank Nederland	0.46%	350,238	1.19%
270,000	7/26/13	Toronto-Dominion Bank	0.49%	270,466	0.93%
Energy
175,000	3/25/13	Shell International Finance B.V.	1.88%	176,500	0.60%
Multi-national
200,000	8/1/13	International Finance Corporation	0.33%	200,456	0.69%
Pharmaceutical
250,000	3/28/13	Sanofi	0.51%	250,193	0.86%
260,000	3/28/14	Sanofi	0.62%	260,989	0.89%
250,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	251,728	0.86%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.81%	50,211	0.17%
Total foreign corporate notes (cost: $3,543,854)				3,536,666	12.10%

Total corporate notes (cost: $12,056,865)				12,002,818	41.07%

Total investments in securities (cost: $17,324,563)				$17,257,782	59.05%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	$250,547	0.86%
250,000	7/26/13	BB&T	0.48%	250,862	0.86%
150,000	7/25/13	Credit Suisse (NY)	0.82%	150,214	0.50%
250,000	3/1/13	Mizuho Corporate Bank (NY)	0.46%	250,467	0.86%
250,000	2/8/13	Norinchukin Bank (NY)	0.52%	250,584	0.86%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.86%
Total U.S. certificates of deposit (cost: $1,399,630)				1,402,838	4.80%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	10/22/13	Sumitomo Mitsui Bank	0.60%	250,581	0.86%
Total foreign certificates of deposit (cost: $250,000)				250,581	0.86%

Total certificates of deposit (cost: $1,649,630)				$1,653,419	5.66%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(103,158)	(0.36)%
		Currencies		(71,117)	(0.24)%
		Energy		17,668	0.06%
		Equity indices		37,275	0.13%
		Interest rate instruments		81,330	0.28%
		Metals		207,871	0.71%
Net unrealized gain on open long U.S. futures contracts				169,869	0.58%

Short U.S. Futures Contracts
		Agricultural commodities		154,607	0.54%
		Currencies		68,492	0.23%
		Energy		(66,966)	(0.23)%
		Metals[2]		(537,070)	(1.84)%
Net unrealized loss on open short U.S. futures contracts				(380,937)	(1.30)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(211,068)	(0.72)%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2012

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$(95,643)	(0.33)%
Currencies[2]	499,479	1.71%
Energy	66,880	0.23%
Equity indices	124,965	0.43%
Interest rate instruments	9,432	0.03%
Metals	87,853	0.30%
Net unrealized gain on open long foreign futures contracts	692,966	2.37%

Short Foreign Futures Contracts
Agricultural commodities	20,911	0.08%
Currencies	(89,691)	(0.31)%
Energy	6	0.00%
Interest rate instruments	(109,816)	(0.38)%
Net unrealized loss on open short foreign futures contracts	(178,590)	(0.61)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	514,376	1.76%

Net unrealized gain open futures contracts	$303,308	1.04%

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

Sage Fund Limited Partnership

Statements of Operations

Years Ended December 31, 2012 and 2011

	2012	2011
Trading Loss from Futures Trading
Net realized loss	$(797,837)	$(19,007,648)
Net change in unrealized loss	(2,500,774)	(1,815,284)
Brokerage commissions and trading expenses	(119,168)	(194,767)
Net loss from futures trading	(3,417,779)	(21,017,699)

Net Investment Loss
Income (loss)
Interest income	444,803	532,806
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	132,879	(706,135)
Total income (loss)	577,682	(173,329)
Expenses
Trading Advisor management fee	399,203	624,703
Cash Manager fees	33,758	40,808
Selling Agent fees – General Partner	1,212,487	1,867,317
Administrative expenses – General Partner	910,973	939,228
General Partner management fee	444,579	684,696
General Partner 1% allocation	(52,351)	(248,763)
Total expenses	2,948,649	3,907,989
Administrative expenses waived	(607,208)	(471,439)
Net total expenses	2,341,441	3,436,550
Net investment loss	(1,763,759)	(3,609,879)
Net Loss	$(5,181,538)	$(24,627,578)

	Class A Units
	2012	2011
Decrease in net asset value per unit for the year	$(247.11)	$(848.20)

Net loss per unit	$(236.95)	$(867.89)
(based on weighted average number of units outstanding during the year)
Weighted average number of units outstanding	21,867.6784	28,376.2706

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(5,181,538)	$(24,627,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures trading	2,500,774	1,815,284
Purchases of securities and certificates of deposit	(51,803,414)	(81,734,524)
Proceeds from disposition of securities and certificates of deposit	68,957,475	45,096,006
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(132,879)	706,135
Changes in
Interest receivable	585	4,545
General Partner 1% allocation receivable/payable	196,412	(305,295)
Trading Advisor management fee payable	(24,382)	(21,596)
Trading Advisor incentive fee payable	-	(1,684)
Commissions and other trading fees payable on open contracts	109	(8,178)
Cash Manager fees payable	(3,801)	13,033
General Partner management fee payable	(19,876)	(23,345)
Selling Agent fees payable – General Partner	(54,208)	(63,666)
Administrative expenses payable – General Partner	(13,578)	(11,609)
Net cash provided by (used in) operating activities	14,421,679	(59,162,472)

Cash flows from financing activities
Subscriptions	787,449	8,437,623
Subscriptions received in advance	--	131,216
Redemptions	(17,340,491)	(10,268,117)
Net cash used in financing activities	(16,553,042)	(1,699,278)

Net decrease in cash and cash equivalents	(2,131,363)	(60,861,750)
Cash and cash equivalents, beginning of year	13,002,950	73,864,700
Cash and cash equivalents, end of year	$10,871,587	$13,002,950

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$8,781,814	$11,212,458
Cash and cash equivalents	2,089,773	1,790,492
Total end of year cash and cash equivalents	$10,871,587	$13,002,950

Supplemental disclosure of cash flow information
Prior year redemptions paid	$1,406,594	$424,209
Prior year subscriptions received in advance	$131,216	$1,141,953

Supplemental schedule of non-cash financing activities
Redemptions payable	$753,660	$1,406,594

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2012 and 2011

	Units	Amount

Balance at December 31, 2010	27,991.7912	$76,476,459
Net loss		(24,627,578)
Subscriptions	4,122.0516	9,579,576
Redemptions	(5,478.6377)	(11,250,502)
Balance at December 31, 2011	26,635.2051	50,177,955
Net loss		(5,181,538)
Subscriptions	502.0232	918,665
Redemptions	(9,281.3578)	(16,687,557)
Balance at December 31, 2012	17,855.8705	$29,227,525

Net Asset Value Per Unit

December 31, 2012	$1,636.79
December 31, 2011	$1,883.90
December 31, 2010	$2,732.10

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced operations on August 2, 1995. The Fund issues Class A units of limited partner interests (“Units”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). During 2012, the fund closed to new investments.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2012 and 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2012. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$303,308	$--	$303,308
Cash and cash equivalents:
Money market fund	570,007	--	570,007
Investments in securities:
U.S. Treasury securities*	2,296,497	--	2,296,497
U.S. government sponsored enterprise notes*	--	703,895	703,895
Commercial paper*	--	2,254,572	2,254,572
Corporate notes*	--	12,002,818	12,002,818
Certificates of deposit*	--	1,653,419	1,653,419
Total	$3,169,812	$16,614,704	$19,784,516

*See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,804,082	$--	$2,804,082
Cash and cash equivalents:
Money market fund	1,273,215	--	1,273,215
Investments in securities:
U.S. Treasury securities*	2,673,925	--	2,673,925
U.S. government sponsored enterprise notes*	--	2,875,774	2,875,774
Foreign government sponsored enterprise notes*	--	657,305	657,305
Commercial paper*	--	4,760,145	4,760,145
Corporate notes*	--	21,362,494	21,362,494
Certificates of deposit*	--	3,602,740	3,602,740
Total	$6,751,222	$33,258,458	$40,009,680

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2012 and 2011, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At December 31, 2012 and 2011, the Fund’s futures contracts had the following impact on the statements of financial condition:

December 31, 2012	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$304,233	$(327,516)	$(23,283)
Currencies	635,837	(228,674)	407,163
Energy	105,928	(88,340)	17,588
Equity indices	209,974	(47,734)	162,240
Interest rate instruments	203,006	(222,060)	(19,054)
Metals	538,239	(779,585)	(241,346)
Net unrealized gain on open futures contracts	$1,997,217	$(1,693,909)	$303,308

At December 31, 2012, there were 3,629 open futures contracts.

December 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$877,385	$(439,703)	$437,682
Currencies	913,098	(102,352)	810,746
Energy	1,001,783	(181,576)	820,207
Equity indices	85,793	(35,690)	50,103
Interest rate instruments	798,597	(102,488)	696,109
Metals	691,877	(702,642)	(10,765)
Net unrealized gain on open futures contracts	$4,368,533	$(1,564,451)	$2,804,082

At December 31, 2011, there were 3,334 open futures contracts.

For the years ended December 31, 2012 and 2011, the Fund’s futures contracts had the following impact on the statements of operations:

	2012		2011
Types of Exposure	Net realized loss	Net change in unrealized loss	Net realized loss	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(1,047,943)	$(460,965)	$(3,835,500)	$(966,564)
Currencies	535,985	(403,583)	(4,232,456)	(2,560,765)
Energy	824,814	(802,619)	(3,199,743)	1,051,706
Equity indices	564,024	112,137	(7,300,684)	34,452
Interest rate instruments	884,715	(715,163)	3,356,308	765,445
Metals	(2,568,600)	(230,581)	(3,778,514)	(139,558)
Total futures contracts	$(807,005)	$(2,500,774)	$(18,990,589)	$(1,815,284)

For the years ended December 31, 2012 and 2011, the number of futures contracts closed was 34,513 and 38,052, respectively.

4.	General Partner

At December 31, 2012 and 2011, and for the years then ended, the General Partner did not maintain a capital balance in the Fund. During 2011, the beneficiary of the majority shareholder of the General Partner redeemed all of his investment of 21.5210 Units of the Fund.

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

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 0.75% of allocated net assets (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 25% of net new trading profits (as defined in the advisory agreement). Prior to December 2012, the Trading Advisor management fee was 1% per annum.

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At December 31, 2012 and 2011, the Fund had margin deposit requirements of $4,234,111 and $6,284,545, respectively.

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

For the years ended December 31, 2012 and 2011, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $505,953 and $315,510, respectively. Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the years ended December 31, 2012 and 2011, the General Partner voluntarily waived $101,255 and $155,929, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At December 31, 2012 and 2011, $18,825 and $32,403, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2012 and 2011, the Fund received advance subscriptions of $0 and $131,216, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$2,296,497	$703,895	$1,554,754	$8,466,152	$1,402,838	$14,424,136	49.35%
Netherlands	-	-	-	1,279,032	-	1,279,032	4.38%
France	-	-	249,995	511,182	-	761,177	2.60%
Canada	-	-	199,980	472,198	-	672,178	2.30%
Japan	-	-	-	251,728	250,581	502,309	1.72%
Great Britain	-	-	249,843	250,423	-	500,266	1.71%
Denmark	-	-	-	271,404	-	271,404	0.93%
Germany	-	-	-	250,032	-	250,032	0.86%
Multinational	-	-	-	200,456	-	200,456	0.69%
Netherland Antilles	-	-	-	50,211	-	50,211	0.17%
Total	$2,296,497	$703,895	$2,254,572	$12,002,818	$1,653,419	$18,911,201	64.71%

The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$2,673,925	$2,875,774	$4,120,420	$14,672,697	$2,050,657	$26,393,473	52.68%
Netherlands	-	-	-	1,907,995	-	1,907,995	3.80%
France	-	251,279	249,959	1,018,783	349,587	1,869,608	3.73%
Australia	-	-	-	1,142,386	501,339	1,643,725	3.28%
Great Britain	-	-	-	1,434,661	-	1,434,661	2.86%
Canada	-	-	-	620,404	450,715	1,071,119	2.13%
Japan	-	-	189,963	-	250,442	440,405	0.88%
Sweden	-	-	-	265,934	-	265,934	0.53%
Germany	-	-	-	249,908	-	249,908	0.50%
Europe multi-national	-	204,235	-	-	-	204,235	0.41%
Africa multi-national	-	201,791	-	-	-	201,791	0.40%
Singapore	-	-	199,803	-	-	199,803	0.40%
Netherland Antilles	-	-	-	49,726	-	49,726	0.10%
Total	$2,673,925	$3,533,079	$4,760,145	$21,362,494	$3,602,740	$35,932,383	71.70%

10.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2012 and 2011, assuming the unit was outstanding throughout the entire year:

	2012	2011
Per Unit Operating Performance
Net asset value per unit at beginning of year	$1,883.90	$2,732.10
Loss from operations
Loss from futures trading (1)	(166.45)	(720.99)
Net investment loss (1)	(80.66)	(127.21)
Total loss from operations	(247.11)	(848.20)

Net asset value per unit at end of year	$1,636.79	$1,883.90

Total return	(13.12)%	(31.05)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee and General Partner 1% allocation (2) (3)	6.02%	5.91%
General Partner 1% allocation	(0.13)%	(0.40)%
Total expenses	5.89%	5.51%

Net investment loss (2) (3)	(4.43)%	(5.79)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of units outstanding during the year. Loss from futures trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of loss from futures trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the years ended December 31, 2012 and 2011, the ratios are net of 1.53% and 0.76%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and change in unrealized loss from futures trading activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net loss from futures trading in the statements of operations. The resulting amount is divided by the average net asset value for the year.

12.	Subsequent Events

From January 1 to March 28, 2013, there were no contributions and $2,718,612 of redemptions from the Fund.

