Form 10-Q
period 2013-03-31
SAGE FUND LP
filed 2013-05-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$8,758,673	$8,781,814
Net unrealized gain on open futures contracts	95,981	303,308
Interest receivable	967	135
Total equity in broker trading accounts	8,855,621	9,085,257
Cash and cash equivalents	1,876,551	2,089,773
Investments in securities, at fair value	15,712,194	17,257,782
Certificates of deposit, at fair value	652,687	1,653,419
General Partner 1% allocation receivable	—	52,351
Total assets	$27,097,053	$30,138,582

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$17,176	$18,664
Commissions and other trading fees payable on open contracts	5,605	7,978
Cash Manager fees payable	7,524	9,232
General Partner management fee payable	24,773	27,553
General Partner 1% allocation payable	4,498	—
Selling Agent fees payable - General Partner	67,564	75,145
Administrative expenses payable - General Partner	16,928	18,825
Redemptions payable	936,521	753,660
Total liabilities	1,080,589	911,057
Partners’ Capital (Net Asset Value)
Class A Interests – 15,683.0732 units and 17,855.8705 units outstanding at March 31, 2013 and December 31, 2012, respectively	26,016,464	29,227,525
Total liabilities and partners' capital (net asset value)	$27,097,053	$30,138,582

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$300,000	7/31/13	U.S. Treasury Note	3.38%	$304,947	1.18%
175,000	8/31/13	U.S. Treasury Note	3.13%	177,649	0.68%
250,000	9/30/13	U.S. Treasury Note	0.13%	250,001	0.96%
200,000	10/31/13	U.S. Treasury Note	2.75%	205,333	0.79%
575,000	11/15/13	U.S. Treasury Note	0.50%	577,412	2.22%
200,000	12/31/13	U.S. Treasury Note	1.50%	202,770	0.78%
300,000	12/31/13	U.S. Treasury Note	0.13%	300,047	1.15%
250,000	2/28/14	U.S. Treasury Note	1.88%	254,304	0.98%
650,000	3/31/14	U.S. Treasury Note	1.75%	660,213	2.54%
250,000	4/30/14	U.S. Treasury Note	0.25%	250,448	0.96%
400,000	5/15/14	U.S. Treasury Note	1.00%	405,155	1.56%
250,000	5/31/14	U.S. Treasury Note	0.25%	250,385	0.96%
200,000	6/30/14	U.S. Treasury Note	2.63%	207,351	0.80%
100,000	12/31/14	U.S. Treasury Note	0.13%	99,860	0.38%
250,000	1/31/15	U.S. Treasury Note	0.25%	250,162	0.96%
Total U.S. Treasury securities (cost: $4,417,555)				4,396,037	16.90%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$300,000	8/9/13	Federal National Mortgage Assoc.	0.50%	300,617	1.16%
Total U.S. government sponsored enterprise notes (cost: $301,553)				300,617	1.16%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	4/5/13	HSBC USA Inc.	0.17%	149,998	0.58%
Beverages
250,000	4/12/13	Brown-Forman Corp.	0.23%	249,982	0.96%
Diversified Financial Services
200,000	5/14/13	National Rural Utilities Coop.	0.15%	199,964	0.77%
100,000	4/30/13	River Fuel Company #2, Inc.	0.17%	99,986	0.38%
Energy
250,000	4/19/13	Oglethorpe Power Corp.	0.28%	249,965	0.96%
250,000	4/5/13	Pacific Gas and Electric Company	0.24%	249,993	0.96%
250,000	4/9/13	The Southern Company	0.20%	249,989	0.96%
250,000	4/3/13	Questar Corporation	0.26%	249,996	0.96%
Total U.S. commercial paper (cost: $1,699,644)				1,699,873	6.53%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	4/15/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.30%	199,977	0.77%
200,000	7/1/13	Oversea-Chinese Banking Corp. Ltd	0.21%	199,894	0.77%
250,000	6/19/13	Skandinaviska Enskilda Banken AB (publ)	0.21%	249,885	0.96%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Household Products
$250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	$249,983	0.96%
Total foreign commercial paper (cost: $897,689)				899,739	3.46%
Total commercial paper (cost: $2,597,333)				2,599,612	9.99%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/2/13	United Technologies Corp.	0.56%	200,508	0.77%
Automotive
250,000	7/31/15	Daimler Finance North America LLC	1.30%	251,149	0.97%
Banks
350,000	1/30/14	Bank of America	1.72%	354,156	1.36%
11,000	4/1/14	Citigroup Inc.	1.24%	11,074	0.04%
250,000	4/1/16	Citigroup Inc.	1.30%	249,497	0.96%
275,000	5/2/14	JPMorgan Chase & Co.	1.03%	276,903	1.06%
300,000	1/9/14	Morgan Stanley	0.61%	299,483	1.15%
100,000	2/7/14	The Goldman Sachs Group, Inc.	1.30%	100,621	0.39%
309,000	5/1/13	Wachovia	5.50%	317,386	1.22%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.67%	50,279	0.19%
Biotechnology
100,000	12/1/14	Gilead Sciences, Inc.	2.40%	103,579	0.40%
Computers
275,000	5/30/14	Hewlett-Packard	0.69%	274,721	1.06%
50,000	9/19/14	Hewlett-Packard	1.83%	50,370	0.19%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.74%	251,385	0.97%
200,000	8/11/15	American Honda Finance Corp.	1.00%	201,022	0.77%
200,000	5/24/13	BlackRock, Inc.	0.59%	200,179	0.77%
200,000	4/5/13	Caterpillar Financial Services Corp.	2.00%	201,975	0.78%
100,000	1/8/16	General Electric Capital Corp.	0.51%	99,423	0.38%
160,000	4/3/13	John Deere Capital Corp.	4.50%	163,560	0.63%
250,000	6/5/14	PACCAR Financial Corp.	0.53%	250,772	0.96%
150,000	10/11/13	Toyota Motor Credit Corp.	0.76%	150,603	0.58%
275,000	2/17/15	Toyota Motor Credit Corp.	1.00%	277,834	1.07%
Energy
100,000	4/15/13	PSEG Power LLC	2.50%	101,247	0.39%
Insurance
250,000	3/20/15	American International Group, Inc.	3.00%	259,581	1.00%
200,000	4/15/13	Pacific Life Global Funding	5.15%	205,063	0.79%
Manufacturing
410,000	6/21/13	Danaher Corp.	0.53%	410,289	1.58%
225,000	10/9/15	General Electric	0.85%	226,586	0.87%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Media
$100,000	7/1/13	Time Warner Cable Inc.	6.20%	$102,883	0.40%
150,000	12/1/14	Walt Disney	0.88%	151,632	0.58%
100,000	12/1/15	Walt Disney	0.45%	99,957	0.38%
Pharmaceutical
150,000	11/6/15	AbbVie Inc.	1.06%	150,317	0.58%
100,000	2/12/15	Express Scripts Holding Company	2.10%	102,467	0.39%
Retail
250,000	7/18/14	Target	0.47%	250,764	0.96%
150,000	8/1/13	Walgreen Co.	4.88%	153,321	0.59%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	225,725	0.87%
140,000	3/14/14	Cisco Systems, Inc.	0.53%	140,398	0.54%
Total U.S. corporate notes (cost: $6,941,770)				6,916,709	26.59%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$200,000	4/1/14	Volkswagen International Finance N.V.	0.92%	200,709	0.76%
Banks
275,000	4/14/14	Danske Bank A/S	1.36%	275,990	1.06%
250,000	6/17/13	KfW Bankengruppe	0.21%	250,024	0.96%
270,000	7/26/13	Toronto-Dominion Bank	0.48%	270,417	1.04%
Multinational
200,000	8/1/13	International Finance Corp.	0.33%	200,212	0.77%
Pharmaceutical
250,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	251,728	0.97%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.78%	50,139	0.19%
Total foreign corporate notes (cost: $1,496,148)				1,499,219	5.75%
Total corporate notes (cost: $8,437,918)				8,415,928	32.34%

Total investments in securities (cost: $15,754,358)				$15,712,194	60.39%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	7/26/13	BB&T	0.48%	$251,134	0.96%
150,000	7/25/13	Credit Suisse Group AG (NY Branch)	0.80%	150,450	0.58%
Total U.S. certificates of deposit (cost: $400,000)				401,584	1.54%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	10/22/13	Sumitomo Mitsui Banking	0.60%	$251,103	0.97%
Total foreign certificates of deposit (cost: $250,000)				251,103	0.97%
Total certificates of deposit (cost: $650,000)				$652,687	2.51%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(36,165)	(0.14)%
		Currencies		16,982	0.06%
		Energy		84,743	0.33%
		Equity indices		47,340	0.18%
		Interest rate instruments		(2,962)	(0.01)%
		Metals
		LME Aluminum (66 contracts, Apr 2013 - Jun 2013)		(323,563)	(1.24)%
		LME Zinc (40 contracts, Apr 2013 - Jun 2013)		(265,856)	(1.02)%
		Other[2]		(371,960)	(1.43)%
Net unrealized loss on open long U.S. futures contracts				(851,441)	(3.27)%

Short U.S. Futures Contracts
		Agricultural commodities[2]		354,646	1.36%
		Currencies		(24,254)	(0.09)%
		Energy		(31,480)	(0.12)%
		Interest rate instruments		(31,969)	(0.12)%
		Metals
		LME Aluminum (108 contracts, Apr 2013 - Jul 2013)		276,400	1.06%
		Other[2]		511,829	1.97%
Net unrealized gain on open short U.S. futures contracts				1,055,172	4.06%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts				203,731	0.78%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$(6,078)	(0.03)%
Currencies	33,342	0.13%
Energy	881	0.00%
Equity indices	(203,710)	(0.78)%
Interest rate instruments	12,122	0.05%
Metals	10,110	0.04%
Net unrealized loss on open long foreign futures contracts	(153,333)	(0.59)%

Short Foreign Futures Contracts
Agricultural commodities	(21,974)	(0.08)%
Currencies	80,794	0.31%
Interest rate instruments	(13,237)	(0.05)%
Net unrealized gain on open short foreign futures contracts	45,583	0.18%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(107,750)	(0.41)%

Net unrealized gain on open futures contracts	$95,981	0.37%

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

(Audited)

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

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2012

(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$(95,643)	(0.33)%
Currencies[2]	499,479	1.71%
Energy	66,880	0.23%
Equity indices	124,965	0.43%
Interest rate instruments	9,432	0.03%
Metals	87,853	0.30%
Net unrealized gain on open long foreign futures contracts	692,966	2.37%

Short Foreign Futures Contracts
Agricultural commodities	20,911	0.08%
Currencies	(89,691)	(0.31)%
Energy	6	0.00%
Interest rate instruments	(109,816)	(0.38)%
Net unrealized loss on open short foreign futures contracts	(178,590)	(0.61)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	514,376	1.76%

Net unrealized loss on open futures contracts	$303,308	1.04%

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

Sage Fund Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Gain (Loss) from Futures Trading
Net realized gain	$1,058,298	$1,306,488
Net change in unrealized loss	(207,327)	(2,044,445)
Brokerage commissions and trading expenses	(25,588)	(25,910)
Net gain (loss) from futures trading	825,383	(763,867)

Net Investment Loss
Income
Interest income	58,480	138,886
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(28,385)	206,085
Total income	30,095	344,971
Expenses
Trading Advisor management fee	54,154	119,946
Cash Manager fees	5,560	9,011
Selling Agent fees – General Partner	214,688	360,401
Administrative expenses – General Partner	264,551	269,902
General Partner management fee	78,719	132,147
General Partner 1% allocation	4,498	(11,307)
Total expenses	622,170	880,100
Administrative expenses waived	(210,764)	(179,618)
Net total expenses	411,406	700,482
Net investment loss	(381,311)	(355,511)
Net Income (Loss)	$444,072	$(1,119,378)

	Three Months Ended March 31,
	2013	2012
Increase (decrease) in net asset value per Unit	$22.10	$(43.47)

Net income (loss) per Unit (based on weighted average number of units outstanding during the period)	$26.61	$(44.40)

Weighted average number of Units outstanding	16,685.5162	25,211.3500

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$444,072	$(1,119,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized loss from futures trading	207,327	2,044,445
Purchases of securities and certificates of deposit	(9,337,399)	(15,498,184)
Proceeds from disposition of securities and certificates of deposit	11,855,334	18,981,254
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	28,385	(206,085)
Changes in
Interest receivable	(832)	177
General Partner 1% allocation receivable/payable	56,849	237,456
Trading Advisor management fee payable	(1,488)	(5,199)
Commissions and other trading fees payable on open contracts	(2,373)	903
Cash Manager fees payable	(1,708)	(1,281)
General Partner management fee payable	(2,780)	(5,748)
Selling Agent fees payable – General Partner	(7,581)	(15,679)
Administrative expenses payable – General Partner	(1,897)	(3,926)
Net cash provided by operating activities	3,235,909	4,408,755

Cash flows from financing activities
Subscriptions	—	168,289
Subscriptions received in advance	—	46,214
Redemptions	(3,472,272)	(5,419,937)
Net cash used in financing activities	(3,472,272)	(5,205,434)

Net decrease in cash and cash equivalents	(236,363)	(796,679)
Cash and cash equivalents, beginning of period	10,871,587	13,002,950
Cash and cash equivalents, end of period	$10,635,224	$12,206,271

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$8,758,673	$11,872,959
Cash and cash equivalents	1,876,551	333,312
Total end of period cash and cash equivalents	$10,635,224	$12,206,271

Supplemental disclosure of cash flow information
Prior period redemptions paid	$753,660	$1,406,594
Prior period subscriptions received in advance	$—	$131,216

Supplemental schedule of non-cash financing activities
Redemptions payable	$936,521	$2,168,146

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Units	Amount
Three Months Ended March 31, 2013
Balance at December 31, 2012	17,855.8705	$29,227,525
Net income		444,072
Subscriptions	—	—
Redemptions	(2,172.7973)	(3,655,133)
Balance at March 31, 2013	15,683.0732	$26,016,464

Three Months Ended March 31, 2012
Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(1,119,378)
Subscriptions	160.1191	299,505
Redemptions	(3,335.2994)	(6,181,489)
Balance at March 31, 2012	23,460.0248	$43,176,593

Net Asset Value Per Unit

March 31, 2013	$1,658.89
December 31, 2012	1,636.79
March 31, 2012	1,840.43
December 31, 2011	1,883.90

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

The Partnership Agreement provides that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. If trading is suspended, the General Partner will inform each limited partner of the suspension and any limited partner may, at that time, elect to withdraw from the Fund before trading is resumed. At March 31, 2013, the net asset value per Unit of the Fund was $1,658.89, which is a decline of 42% from the net asset value per Unit on January 1, 2009 of $2,847.19, the highest net asset value per Unit at the start of any fiscal year.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

Reclassification

Certain reclassifications may have been made in the 2012 financial statements and notes to conform to the 2013 presentation, without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$95,981	$—	$95,981
Cash and cash equivalents:
Money market fund	918,898	—	918,898
Investments in securities:
U.S. Treasury securities*	4,396,037	—	4,396,037
U.S. government sponsored enterprise notes*	—	300,617	300,617
Commercial paper*	—	2,599,612	2,599,612
Corporate notes*	—	8,415,928	8,415,928
Certificates of deposit*	—	652,687	652,687
Total	$5,410,916	$11,968,844	$17,379,760

*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$303,308	$—	$303,308
Cash and cash equivalents:
Money market fund	570,007	—	570,007
Investments in securities:
U.S. Treasury securities*	2,296,497	—	2,296,497
U.S. government sponsored enterprise notes*	—	703,895	703,895
Commercial paper*	—	2,254,572	2,254,572
Corporate notes*	—	12,002,818	12,002,818
Certificates of deposit*	—	1,653,419	1,653,419
Total	$3,169,812	$16,614,704	$19,784,516

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2013 or December 31, 2012, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At March 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$508,261	$(217,832)	$290,429
Currencies	224,413	(117,549)	106,864
Energy	131,138	(76,994)	54,144
Equity indices	119,995	(276,365)	(156,370)
Interest rate instruments	77,428	(113,474)	(36,046)
Metals	839,356	(1,002,396)	(163,040)
Net unrealized gain on open futures contracts	$1,900,591	$(1,804,610)	$95,981

At March 31, 2013, there were 2,552 open futures contracts. At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

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

At December 31, 2012, there were 3,629 open futures contracts. For the three months ended March 31, 2013 and 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	2013		2012
Types of Exposure	Net realized gain	Net change in unrealized loss	Net realized gain	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(160,925)	$313,712	$(300,940)	$67,646
Currencies	1,720,532	(300,299)	822,133	(1,051,421)
Energy	(874,748)	36,556	1,546,334	(256,638)
Equity indices	1,183,992	(318,610)	686,618	(18,154)
Interest rate instruments	(495,691)	(16,992)	(308,192)	(578,796)
Metals	(319,638)	78,306	(1,140,968)	(207,082)
Total futures contracts	$1,053,522	$(207,327)	$1,304,985	$(2,044,445)

For the three months ended March 31, 2013 and 2012, the number of futures contracts closed were 13,656 and 4,842, respectively.

4.	General Partner

At March 31, 2013 and December 31, 2012, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears.

▪	Selling Agent fees – the Fund incurs a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

The Fund has engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At March 31, 2013 and December 31, 2012, the Fund had margin requirements of $4,092,240 and $4,234,111, respectively.

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

For the three months ended March 31, 2013 and 2012, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $192,835 and $149,523, respectively. Such amounts were included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended March 31, 2013 and 2012, the General Partner voluntarily waived $17,929 and $30,095, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At March 31, 2013 and December 31, 2012, $16,928 and $18,825, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Effective December 2012, the Fund closed to new investments. Prior to that closure, investments in the Fund were made by subscription, subject to acceptance by the General Partner. The minimum investment was $10,000. Units were sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription was accepted. Investors whose subscriptions were accepted were admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at March 31, 2013:

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$4,396,037	$300,617	$1,699,873	$6,916,709	$401,584	$13,714,820	52.72%
Japan	-	-	199,977	251,728	251,103	702,808	2.70%
Denmark	-	-	-	275,990	-	275,990	1.06%
Canada	-	-	-	270,417	-	270,417	1.04%
Germany	-	-	-	250,024	-	250,024	0.96%
Great Britain	-	-	249,983	-	-	249,983	0.96%
Sweden	-	-	249,885	-		249,885	0.96%
Netherlands	-	-	-	200,709	-	200,709	0.77%
Multinational	-	-	-	200,212	-	200,212	0.77%
Singapore	-	-	199,894	-		199,894	0.77%
Netherland Antilles	-	-	-	50,139	-	50,139	0.19%
Total	$4,396,037	$300,617	$2,599,612	$8,415,928	$652,687	$16,364,881	62.90%

The following table presents the exposure at December 31, 2012:

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$2,296,497	$703,895	$1,554,754	$8,466,152	$1,402,838	$14,424,136	49.35%
Netherlands	-	-	-	1,279,032	-	1,279,032	4.38%
France	-	-	249,995	511,182	-	761,177	2.60%
Canada	-	-	199,980	472,198	-	672,178	2.30%
Japan	-	-	-	251,728	250,581	502,309	1.72%
Great Britain	-	-	249,843	250,423	-	500,266	1.71%
Denmark	-	-	-	271,404	-	271,404	0.93%
Germany	-	-	-	250,032	-	250,032	0.86%
Multinational	-	-	-	200,456	-	200,456	0.69%
Netherland Antilles	-	-	-	50,211	-	50,211	0.17%
Total	$2,296,497	$703,895	$2,254,572	$12,002,818	$1,653,419	$18,911,201	64.71%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2013, the statements of operations for the three months ended March 31, 2013 and 2012, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2013 and 2012, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, and cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC

12.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2013 and 2012, assuming the unit was outstanding throughout the entire period:

	2013	2012
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,636.79	$1,883.90
Gain (loss) from operations
Gain (loss) from trading (1)	44.95	(29.37)
Net investment loss (1)	(22.85)	(14.10)
Total gain (loss) from operations	22.10	(43.47)

Net asset value per Unit at end of period	$1,658.89	$1,840.43

Total return (5)	1.35%	(2.31)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	5.85%	6.07%
General Partner 1% allocation (5)	0.02%	(0.02)%
Total expenses	5.87%	6.05%

Net investment loss (2) (3) (4) (6)	(5.42)%	(3.13)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended March 31, 2013 and 2012, the ratios are net of 3.03% and 1.53%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

Under a provision of the Fund’s Limited Partnership Agreement, the Fund would suspend trading in the event that net assets decline 50% or more from the highest net asset value per unit at the start of any fiscal year. The purpose of this policy is to provide downside protection to investors should the Fund experience an excessive decline. As of March 31, 2013, the estimated net asset value per unit of the Fund was $1,658.89. The net asset value of the Fund would need to decline another 16% from that point before the Fund would suspend trading and liquidate its positions.

The returns for Units for the three months ended March 31, 2013 and 2012 were 1.35% and (2.31)%, respectively. Past performance is not necessarily indicative of future results. Further analysis of futures trading gains and losses is provided below.

2013

January

Spurred on by the resolution of the U.S. “fiscal cliff” negotiations, markets began 2013 with a strong risk appetite. This led to a rally in global equities and industrial commodities and caused a sell-off in safe haven bonds. In Europe, investors gained confidence that the region’s sovereign debt crisis had been contained, helping the euro strengthen against other currencies. Meanwhile, Japan’s new government implemented a stimulus program consisting of major fiscal spending, coupled with measures to weaken the yen to help the country’s exporters.

The Fund started the year on a positive note, as it profited from long positions in stock indices and energy, as well as long positions in the euro and short positions in the Japanese yen. These gains were partially offset by losses in choppy agricultural commodity markets, many of which saw price reversals over the course of the month. Rising interest rates also led to losses for the Fund’s long positions in fixed income markets. Overall, the Fund made a profit in January of 5.77%.

February

Although February began with a continuation of January’s risk-seeking market trends, the second half of the month saw “risk-off” price reversals across many sectors. Weak European data signaled a region-wide economic contraction. The UK suffered a credit rating downgrade as it is on the verge of a triple-dip recession. Meanwhile, Italian voters toppled the country’s incumbent government with an election result that repudiated austerity as a means of managing Europe’s sovereign debt crisis. In the US, minutes from the most recent Fed meeting hinted at a sooner than expected slowdown of monetary stimulus, frightening investors who anticipated longer term quantitative easing.

The Fund entered February with “risk-on” exposures in many of the markets it trades, including long positions in equities, industrial commodities, the euro and high-yielding currencies. February’s market reversals caused losses in a number of these positions. The largest losses came from energy, as oil prices fell late in the month on concerns over global demand as well as US supply hitting a 20-year high due to shale fracking. Long positions in base metals also detracted from performance, as economic growth concerns caused price declines. The Fund did however make gains in the agricultural sector, as easing drought conditions in the Midwest lowered wheat prices, helping the Fund’s short position. In currencies, the Fund’s profits from shorting the British pound sterling offset losses from being long the euro. Overall, the Fund finished the month with a loss of 5.36%.

March

In March, financial headlines were dominated by the banking crisis in Cyprus. Eurozone members led by Germany made the release of bailout funds contingent on a Cypriot financial contribution through a one-time “tax” on bank deposits. This action sparked protests over the plan’s fairness. A last minute compromise deal exempted smaller insured deposits from capital seizure. Investors feared that the Cyprus bailout might create a precedent for haircutting depositors at troubled banks in Spain and Italy. This prompted a sell-off in the euro, a slide in southern European stock markets and a rally in safe haven German bunds. Meanwhile, in the U.S., equities climbed with largely positive economic data and a statement from Fed Chairman Bernanke that he saw no evidence of a stock bubble. In Japan, monetary easing by the Abe government continued, boosting bond and equity markets and depreciating the yen.

The Fund profited in the currency sector in March, particularly through long cross-rate positions in the Australian dollar against the Japanese yen, the pound sterling and the euro. The Fund also gained from a fall in industrial metals prices, with short positions in aluminum and copper, as investors worried about the impact of a clampdown on Chinese property speculation. In the agricultural sector, the Fund profited from short positions in coffee and sugar. Losses were incurred in energy through short crude oil positions. The Fund was slightly down in fixed income due to trend reversals in the U.S. and UK. Performance was flat in equities as gains from long positions in Japan and the U.S. were offset by losses in long positions in Europe. The Fund finished the month with a net profit of 1.24%.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2013. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the quarter ended March 31, 2013 were as follows:

	January	February	March	Total

Units redeemed	900.3706	707.8790	564.5477	2,172.7973
Average net asset value per Unit	$1,731.22	$1,638.51	$1,658.89	$1,676.22

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

Dated May 14, 2013	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

