Form 10-Q
period 2013-06-30
SAGE FUND LP
filed 2013-08-14
CIK 1083768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number:  000-53639

SAGE FUND LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1937296

c/o Steben & Company, Inc.
9711 Washingtonian Blvd., Suite 400
Gaithersburg, Maryland 20878 (240) 631-7600

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
Yes ☐     No ☒

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Sage Fund Limited Partnership
Statements of Financial Condition
June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	June 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$7,283,418	$8,781,814
Net unrealized gain on open futures contracts	1,341,243	303,308
Interest receivable	452	135
Total equity in broker trading accounts	8,625,113	9,085,257
Cash and cash equivalents	2,557,104	2,089,773
Investments in securities, at fair value	12,737,628	17,257,782
Certificates of deposit, at fair value	902,664	1,653,419
General Partner 1% allocation receivable	—	52,351
Total assets	$24,822,509	$30,138,582

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$15,562	$18,664
Commissions and other trading fees payable on open contracts	7,236	7,978
Cash Manager fees payable	4,919	9,232
General Partner management fee payable	22,686	27,553
General Partner 1% allocation payable	10,195	—
Selling Agent fees payable - General Partner	61,871	75,145
Administrative expenses payable - General Partner	15,446	18,825
Redemptions payable	999,052	753,660
Total liabilities	1,136,967	911,057
Partners’ Capital (Net Asset Value)
Class A Interests – 13,967.8287 units and 17,855.8705 units outstanding at June 30, 2013 and December 31, 2012, respectively	23,685,542	29,227,525
Total liabilities and partners' capital (net asset value)	$24,822,509	$30,138,582

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$300,000	7/31/13	U.S. Treasury Note	3.38%	$305,032	1.29%
175,000	8/31/13	U.S. Treasury Note	3.13%	177,710	0.75%
250,000	9/30/13	U.S. Treasury Note	0.13%	250,098	1.06%
200,000	10/31/13	U.S. Treasury Note	2.75%	202,684	0.86%
500,000	11/15/13	U.S. Treasury Note	0.50%	501,043	2.12%
200,000	12/31/13	U.S. Treasury Note	1.50%	201,368	0.85%
300,000	12/31/13	U.S. Treasury Note	0.13%	300,001	1.27%
250,000	2/28/14	U.S. Treasury Note	1.88%	254,428	1.07%
650,000	3/31/14	U.S. Treasury Note	1.75%	660,553	2.78%
200,000	4/15/14	U.S. Treasury Note	1.25%	202,222	0.85%
250,000	4/30/14	U.S. Treasury Note	0.25%	250,271	1.06%
400,000	5/15/14	U.S. Treasury Note	1.00%	403,339	1.70%
250,000	5/31/14	U.S. Treasury Note	0.25%	250,199	1.06%
200,000	6/30/14	U.S. Treasury Note	2.63%	204,842	0.86%
200,000	7/15/14	U.S. Treasury Note	0.63%	201,452	0.85%
500,000	7/31/14	U.S. Treasury Note	2.63%	518,541	2.18%
250,000	8/31/14	U.S. Treasury Note	2.38%	258,254	1.09%
300,000	9/15/14	U.S. Treasury Note	0.25%	300,326	1.27%
250,000	10/31/14	U.S. Treasury Note	0.25%	250,203	1.06%
100,000	12/31/14	U.S. Treasury Note	0.13%	99,821	0.42%
250,000	1/31/15	U.S. Treasury Note	0.25%	250,212	1.06%
Total U.S. Treasury securities (cost: $6,073,655)				6,042,599	25.51%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield1
$300,000	8/9/13	Federal National Mortgage Assoc.	0.50%	300,724	1.27%
Total U.S. government sponsored enterprise notes (cost: $301,553)				300,724	1.27%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$200,000	8/16/13	UOB Funding LLC (US)	0.16%	199,959	0.84%
Beverages
250,000	7/17/13	Bacardi Corporation	0.28%	249,969	1.06%
Diversified Financial Services
100,000	7/31/13	River Fuel Funding Company #3, Inc.	0.13%	99,989	0.43%
Energy
200,000	7/8/13	Motiva Enterprises LLC	0.11%	199,996	0.84%
Total U.S. commercial paper (cost: $749,876)				749,913	3.17%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$150,000	8/12/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.22%	$149,961	0.63%
200,000	7/1/13	Oversea-Chinese Banking Corp.	0.21%	200,000	0.84%
Total foreign commercial paper (cost: $349,761)				349,961	1.47%
Total commercial paper (cost: $1,099,637)				1,099,874	4.64%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield1
Aerospace
$200,000	12/2/13	United Technologies	0.54%	200,300	0.85%
Automotive
250,000	7/31/15	Daimler Finance North America LLC	1.30%	252,083	1.06%
Banks
350,000	1/30/14	Bank of America	1.70%	352,996	1.48%
11,000	4/1/14	Citigroup	1.21%	11,010	0.05%
250,000	4/1/16	Citigroup	1.30%	247,564	1.05%
100,000	2/7/14	Goldman Sachs	1.27%	100,563	0.42%
275,000	2/26/16	JPMorgan Chase & Co.	0.89%	274,811	1.16%
300,000	1/9/14	Morgan Stanley	0.58%	299,657	1.27%
Biotechnology
225,000	12/1/14	Gilead Sciences, Inc.	2.40%	230,443	0.97%
Computers
275,000	5/30/14	Hewlett-Packard Company	0.67%	273,572	1.16%
50,000	9/19/14	Hewlett-Packard Company	1.82%	50,459	0.21%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corporation	0.73%	251,038	1.06%
100,000	1/8/16	General Electric Capital Corporation	0.48%	99,748	0.42%
250,000	6/5/14	PACCAR Financial Corp.	0.52%	250,643	1.06%
150,000	10/11/13	Toyota Motor Credit Corporation	0.73%	150,414	0.64%
Insurance
375,000	3/20/15	American International Group, Inc.	3.00%	389,988	1.64%
Manufacturing
225,000	10/9/15	General Electric Company	0.85%	225,181	0.95%
Media
100,000	4/15/16	NBCUniversal Media, LLC	0.82%	100,692	0.43%
100,000	4/1/14	Time Warner Cable Inc.	7.50%	106,756	0.45%
Retail
150,000	8/1/13	Walgreen	4.88%	153,596	0.65%
Telecommunications
225,000	2/13/15	AT&T	0.88%	225,482	0.95%
Total U.S. corporate notes (cost: $4,261,121)				4,246,996	17.93%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2013
 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield1
Automotive
$275,000	4/14/14	Danske Bank	1.33%	$276,499	1.17%
270,000	7/26/13	Toronto-Dominion Bank	0.46%	270,261	1.14%
Energy
50,000	10/1/15	BP Capital Markets P.L.C.	3.13%	52,860	0.22%
250,000	5/20/16	Petrobras Global Finance B.V.	1.89%	247,507	1.04%
Multi-national
200,000	8/1/13	International Finance Corporation	0.33%	200,308	0.85%
Total foreign corporate notes (cost: $1,048,124)				1,047,435	4.42%
Total corporate notes (cost: $5,309,243)				5,294,431	22.35%

Total investments in securities (cost: $12,784,089)				$12,737,628	53.77%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	7/26/13	BB&T	0.48%	$251,190	1.06%
150,000	6/9/14	Credit Suisse Group AG (NY)	0.50%	149,865	0.63%
250,000	5/30/14	UBS AG (NY)	0.52%	250,286	1.06%
Total U.S. certificates of deposit (cost: $650,000)				651,341	2.75%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	10/22/13	Sumitomo Mitsui Bank	0.60%	251,323	1.06%
Total foreign certificates of deposit (cost: $250,000)				251,323	1.06%
Total certificates of deposit (cost: $900,000)				$902,664	3.81%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(87,009)	(0.37)%
		Currencies		(41,312)	(0.18)%
		Energy		(37,823)	(0.16)%
		Equity indices		(85)	(0.00)%
		Interest rate instruments		8,512	0.04%
		Metals2		(471,551)	(1.99)%
Net unrealized loss on open long U.S. futures contracts				(629,268)	(2.66)%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities2	$528,178	2.23%
Currencies	57,139	0.24%
Energy	86,868	0.37%
Equity indices	(10,860)	(0.05)%
Interest rate instruments	135,194	0.57%
Metals
LME Nickle (34 contracts, Jul 2013 - Oct 2013)	261,213	1.10%
LME Copper (22 contracts, Jul 2013 - Oct 2013)	270,363	1.14%
Other2	501,293	2.12%
Net unrealized gain on open short U.S. futures contracts	1,829,388	7.72%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	1,200,120	5.07%

Long Foreign Futures Contracts
Agricultural commodities	(58,047)	(0.25)%
Currencies	13,386	0.06%
Energy	292	0.00%
Equity indices	(2,675)	(0.01)%
Interest rate instruments	34,512	0.15%
Metals	(73,905)	(0.31)%
Net unrealized loss on open long foreign futures contracts	(86,437)	(0.36)%

Short Foreign Futures Contracts
Agricultural commodities	50,844	0.21%
Currencies	59,787	0.25%
Equity indices	(37,515)	(0.16)%
Interest rate instruments	30,427	0.13%
Metals	124,017	0.52%
Net unrealized gain on open short foreign futures contracts	227,560	0.96%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	141,123	0.60%

Net unrealized gain on open futures contracts	$1,341,243	5.66%

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

Sage Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$225,000	1/15/13	U.S. Treasury Note	1.38%	$226,528	0.78%
500,000	2/28/13	U.S. Treasury Note	0.63%	501,495	1.71%
300,000	7/31/13	U.S. Treasury Note	3.38%	309,827	1.06%
250,000	9/30/13	U.S. Treasury Note	0.13%	250,012	0.86%
200,000	10/31/13	U.S. Treasury Note	2.75%	205,184	0.70%
300,000	11/15/13	U.S. Treasury Note	0.50%	301,027	1.03%
200,000	12/31/13	U.S. Treasury Note	1.50%	202,610	0.69%
300,000	12/31/13	U.S. Treasury Note	0.13%	299,814	1.03%
Total U.S. Treasury securities (cost: $2,307,070)				2,296,497	7.86%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield1
$400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	402,725	1.38%
300,000	8/9/13	Federal National Mortgage Assoc.	0.50%	301,170	1.03%
Total U.S. government sponsored enterprise notes (cost: $708,331)				703,895	2.41%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$150,000	2/19/13	HSBC USA Inc.	0.25%	149,950	0.51%
250,000	3/4/13	Standard Chartered Bank	0.25%	249,892	0.85%
Diversified Financial Services
150,000	1/11/13	PACCAR Financial Corp.	0.16%	149,993	0.51%
100,000	1/31/13	River Fuel Funding Company #3, Inc.	0.18%	99,985	0.34%
150,000	1/22/13	UOB Funding LLC	0.18%	149,984	0.51%
Energy
200,000	1/4/13	Motiva Enterprises LLC	0.18%	199,997	0.68%
250,000	1/2/13	NextEra Energy Capital Holdings, Inc.	0.42%	249,997	0.86%
305,000	1/14/13	ONEOK, Inc.	0.40%	304,956	1.06%
Total U.S. commercial paper (cost: $1,554,421)				1,554,754	5.32%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services
$200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	199,980	0.68%
Energy
250,000	1/4/13	GDF Suez	0.22%	249,995	0.86%
Household Products
250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	249,843	0.85%
Total foreign commercial paper (cost: $697,876)				699,818	2.39%
Total commercial paper (cost: $2,252,297)				2,254,572	7.71%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield1
Aerospace
$500,000	12/2/13	United Technologies Corporation	0.58%	$501,606	1.72%
Automotive
250,000	7/31/15	Daimler Finance North America LLC	1.30%	252,804	0.86%
Banks
350,000	1/30/14	Bank of America	1.73%	354,001	1.21%
11,000	4/1/14	Citigroup Inc.	1.29%	11,048	0.04%
100,000	2/7/14	Goldman Sachs Group, Inc.	1.31%	100,491	0.34%
275,000	5/2/14	JPMorgan Chase & Co.	1.06%	277,008	0.95%
300,000	1/9/14	Morgan Stanley	0.65%	298,339	1.02%
309,000	5/1/13	Wachovia	5.50%	316,970	1.08%
Beverages
50,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.71%	50,267	0.17%
380,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	398,034	1.36%
Biotechnology
100,000	12/1/14	Gilead Sciences, Inc.	2.40%	103,330	0.35%
Computers
275,000	5/30/14	Hewlett-Packard Company	0.71%	269,692	0.92%
50,000	9/19/14	Hewlett-Packard Company	1.86%	49,575	0.17%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corporation	0.76%	251,332	0.86%
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,736	0.69%
200,000	5/24/13	BlackRock, Inc.	0.61%	200,343	0.69%
200,000	4/5/13	Caterpillar Financial Services Corp.	2.00%	201,851	0.69%
55,000	4/1/14	Caterpillar Financial Services Corp.	0.65%	55,300	0.19%
250,000	4/7/14	General Electric Capital Corporation	0.98%	251,922	0.86%
160,000	4/3/13	John Deere Capital Corporation	4.50%	163,446	0.56%
250,000	6/5/14	PACCAR Financial Corp.	0.56%	250,639	0.86%
150,000	10/11/13	Toyota Motor Credit Corporation	0.80%	150,785	0.52%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	277,882	0.95%
Energy
100,000	4/15/13	PSEG Power LLC	2.50%	101,105	0.35%
Healthcare
290,000	3/1/14	Roche Holdings, Inc.	5.00%	309,478	1.06%
Insurance
200,000	2/11/13	Berkshire Hathaway Inc.	0.74%	200,349	0.69%
200,000	4/15/13	Pacific Life Global Funding	5.15%	204,832	0.70%
Manufacturing
410,000	6/21/13	Danaher Corporation	0.56%	410,460	1.40%
225,000	10/9/15	General Electric Company	0.85%	226,226	0.77%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	151,357	0.52%
100,000	12/1/15	The Walt Disney Company	0.45%	99,547	0.34%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	105,845	0.36%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Pharmaceutical
$150,000	11/6/15	AbbVie Inc.	1.07%	$151,985	0.52%
100,000	2/12/15	Express Scripts Holding Company	2.10%	102,675	0.35%
100,000	3/1/13	McKesson Corporation	5.25%	102,495	0.35%
Retail
250,000	7/18/14	Target	0.49%	250,995	0.86%
150,000	8/1/13	Walgreen	4.88%	156,747	0.54%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	226,810	0.78%
140,000	3/14/14	Cisco Systems, Inc.	0.56%	140,421	0.48%
330,000	3/28/14	Verizon Communications Inc.	0.92%	331,987	1.14%
Transportation
200,000	1/15/13	United Parcel Service, Inc.	4.50%	204,437	0.70%
Total U.S. corporate notes (cost: $8,513,011)				8,466,152	28.97%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield1
Automotive
$200,000	4/1/14	Volkswagen International Finance NV	0.97%	201,157	0.69%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	201,732	0.69%
275,000	4/14/14	Danske Bank A/S	1.39%	271,404	0.93%
250,000	1/18/13	HSBC Bank PLC	0.72%	250,423	0.86%
550,000	3/15/13	ING Bank N.V.	1.36%	551,137	1.88%
250,000	6/17/13	KfW Bankengruppe	0.22%	250,032	0.86%
350,000	2/4/13	Rabobank Nederland	0.46%	350,238	1.19%
270,000	7/26/13	Toronto-Dominion Bank	0.49%	270,466	0.93%
Energy
175,000	3/25/13	Shell International Finance B.V.	1.88%	176,500	0.60%
Multi-national
200,000	8/1/13	International Finance Corporation	0.33%	200,456	0.69%
Pharmaceutical
250,000	3/28/13	Sanofi	0.51%	250,193	0.86%
260,000	3/28/14	Sanofi	0.62%	260,989	0.89%
250,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	251,728	0.86%
50,000	3/21/14	Teva Pharmaceutical Finance III BV	0.81%	50,211	0.17%
Total foreign corporate notes (cost: $3,543,854)				3,536,666	12.10%
Total corporate notes (cost: $12,056,865)				12,002,818	41.07%

Total investments in securities (cost: $17,324,563)				$17,257,782	59.05%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	$250,547	0.86%
250,000	7/26/13	BB&T	0.48%	250,862	0.86%
150,000	7/25/13	Credit Suisse (NY)	0.82%	150,214	0.50%
250,000	3/1/13	Mizuho Corporate Bank (NY)	0.46%	250,467	0.86%
250,000	2/8/13	Norinchukin Bank (NY)	0.52%	250,584	0.86%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.86%
Total U.S. certificates of deposit (cost: $1,399,630)				1,402,838	4.80%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	10/22/13	Sumitomo Mitsui Bank	0.60%	250,581	0.86%
Total foreign certificates of deposit (cost: $250,000)				250,581	0.86%

Total certificates of deposit (cost: $1,649,630)				$1,653,419	5.66%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(103,158)	(0.36)%
		Currencies		(71,117)	(0.24)%
		Energy		17,668	0.06%
		Equity indices		37,275	0.13%
		Interest rate instruments		81,330	0.28%
		Metals		207,871	0.71%
Net unrealized gain on open long U.S. futures contracts				169,869	0.58%

Short U.S. Futures Contracts
		Agricultural commodities		154,607	0.54%
		Currencies		68,492	0.23%
		Energy		(66,966)	(0.23)%
		Metals2		(537,070)	(1.84)%
Net unrealized loss on open short U.S. futures contracts				(380,937)	(1.30)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(211,068)	(0.72)%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$(95,643)	(0.33)%
Currencies2	499,479	1.71%
Energy	66,880	0.23%
Equity indices	124,965	0.43%
Interest rate instruments	9,432	0.03%
Metals	87,853	0.30%
Net unrealized gain on open long foreign futures contracts	692,966	2.37%

Short Foreign Futures Contracts
Agricultural commodities	20,911	0.08%
Currencies	(89,691)	(0.31)%
Energy	6	0.00%
Interest rate instruments	(109,816)	(0.38)%
Net unrealized loss on open short foreign futures contracts	(178,590)	(0.61)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	514,376	1.76%

Net unrealized loss on open futures contracts	$303,308	1.04%

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

Sage Fund Limited Partnership
Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (Loss) from Futures Trading
Net realized gain (loss)	$(301,443)	$186,766	$756,855	$1,493,253
Net change in unrealized gain (loss)	1,245,262	(139,488)	1,037,935	(2,183,932)
Brokerage commissions and trading expenses	(26,604)	(25,578)	(52,192)	(51,488)
Net gain (loss) from futures trading	917,215	21,700	1,742,598	(742,167)

Net Investment Loss
Income
Interest income	43,073	111,542	101,553	250,428
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(27,339)	(46,881)	(55,724)	159,204
Total income	15,734	64,661	45,829	409,632
Expenses
Trading Advisor management fee	48,046	105,191	102,200	225,137
Cash Manager fees	6,264	9,473	11,824	18,484
Selling Agent fees	191,030	314,823	405,718	675,224
Administrative expenses – General Partner	222,310	235,939	486,861	505,841
General Partner management fee	70,044	115,435	148,763	247,582
General Partner 1% allocation	5,697	(5,374)	10,195	(16,681)
Total expenses	543,391	775,487	1,165,561	1,655,587
Administrative expenses waived	(174,445)	(157,066)	(385,209)	(336,684)
Net total expenses	368,946	618,421	780,352	1,318,903
Net investment loss	(353,212)	(553,760)	(734,523)	(909,271)
Net Income (Loss)	$564,003	$(532,060)	$1,008,075	$(1,651,438)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Increase (decrease) in net asset value per Unit	$36.83	$(25.22)	$58.93	$(68.69)

Net income (loss) per Unit (based on weighted average number of units outstanding)	$38.13	$(23.83)	$64.02	$(69.36)

Weighted average number of Units outstanding	14,790.9562	22,323.1848	15,746.1166	23,811.1592

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Cash Flows
For the Six Months Ended June, 2013 and 2012
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,008,075	$(1,651,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss from futures trading	(1,037,935)	2,183,932
Purchases of securities and certificates of deposit	(8,552,521)	(31,027,515)
Proceeds from disposition of securities and certificates of deposit	13,767,706	38,129,422
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	55,724	(159,204)
Changes in
Interest receivable	(317)	8
General Partner 1% allocation receivable/payable	62,546	232,082
Trading Advisor management fee payable	(3,102)	(9,856)
Commissions and other trading fees payable on open contracts	(742)	1,786
Cash Manager fees payable	(4,313)	(1,351)
General Partner management fee payable	(4,867)	(10,874)
Selling Agent fees payable – General Partner	(13,274)	(29,659)
Administrative expenses payable – General Partner	(3,379)	(7,426)
Net cash provided by operating activities	5,273,601	7,649,907

Cash flows from financing activities
Subscriptions	—	465,296
Subscriptions received in advance	—	55,213
Redemptions	(6,304,666)	(10,754,626)
Net cash used in financing activities	(6,304,666)	(10,234,117)

Net decrease in cash and cash equivalents	(1,031,065)	(2,584,210)
Cash and cash equivalents, beginning of period	10,871,587	13,002,950
Cash and cash equivalents, end of period	$9,840,522	$10,418,740

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$7,283,418	$8,325,715
Cash and cash equivalents	2,557,104	2,093,025
Total end of period cash and cash equivalents	$9,840,522	$10,418,740

Supplemental disclosure of cash flow information
Prior period redemptions paid	$753,660	$1,406,594
Prior period subscriptions received in advance	$—	$131,216

Supplemental schedule of non-cash financing activities
Redemptions payable	$999,052	$1,235,315

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Units	Amount
Six Months Ended June 30, 2013
Balance at December 31, 2012	17,855.8705	$29,227,525
Net income		1,008,075
Subscriptions	—	—
Redemptions	(3,888.0418)	(6,550,058)
Balance at June 30, 2013	13,967.8287	$23,685,542

Six Months Ended June 30, 2012
Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(1,651,438)
Subscriptions	320.9071	596,512
Redemptions	(5,724.5530)	(10,583,347)
Balance at June 30, 2012	21,231.5592	$38,539,682

Net Asset Value Per Unit

June 30, 2013	$1,695.72
December 31, 2012	1,636.79
June 30, 2012	1,815.21
December 31, 2011	1,883.90

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

The Partnership Agreement provides that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. If trading is suspended, the General Partner will inform each limited partner of the suspension and any limited partner may, at that time, elect to withdraw from the Fund before trading is resumed. At June 30, 2013, the net asset value per Unit of the Fund was $1,695.72, which is a decline of 40% from the net asset value per Unit on January 1, 2009 of $2,847.19, the highest net asset value per Unit at the start of any fiscal year.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,341,243	$—	$1,341,243
Cash and cash equivalents:
Money market fund	1,046,551	—	1,046,551
Investments in securities:
U.S. Treasury securities*	6,042,599	—	6,042,599
U.S. government sponsored enterprise notes*	—	300,724	300,724
Commercial paper*	—	1,099,874	1,099,874
Corporate notes*	—	5,294,431	5,294,431
Certificates of deposit*	—	902,664	902,664
Total	$8,430,393	$7,597,693	$16,028,086
*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$303,308	$—	$303,308
Cash and cash equivalents:
Money market fund	570,007	—	570,007
Investments in securities:
U.S. Treasury securities*	2,296,497	—	2,296,497
U.S. government sponsored enterprise notes*	—	703,895	703,895
Commercial paper*	—	2,254,572	2,254,572
Corporate notes*	—	12,002,818	12,002,818
Certificates of deposit*	—	1,653,419	1,653,419
Total	$3,169,812	$16,614,704	$19,784,516
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2013 or December 31, 2012, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At June 30, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$706,721	$(272,755)	$433,966
Currencies	185,040	(96,040)	89,000
Energy	129,136	(79,799)	49,337
Equity indices	22,974	(74,109)	(51,135)
Interest rate instruments	313,537	(104,892)	208,645
Metals	1,204,594	(593,164)	611,430
Net unrealized gain on open futures contracts	$2,562,002	$(1,220,759)	$1,341,243

At June 30, 2013, there were 3,172 open futures contracts.

For the three and six months ended June 30, 2013 and 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(90,814)	$143,537	$(251,739)	$457,249
Currencies	(409,661)	(17,864)	1,310,871	(318,163)
Energy	(720,250)	(4,807)	(1,594,998)	31,749
Equity indices	244,726	105,235	1,428,718	(213,375)
Interest rate instruments	281,211	244,691	(214,480)	227,699
Metals	432,333	774,470	112,695	852,776
Total futures contracts	$(262,455)	$1,245,262	$791,067	$1,037,935

For the three and six months ended June 30, 2013, the number of futures contracts closed were 12,228 and 25,884, respectively.

At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$304,233	$(327,516)	$(23,283)
Currencies	635,837	(228,674)	407,163
Energy	105,928	(88,340)	17,588
Equity indices	209,974	(47,734)	162,240
Interest rate instruments	203,006	(222,060)	(19,054)
Metals	538,239	(779,585)	(241,346)
Net unrealized gain on open futures contracts	$1,997,217	$(1,693,909)	$303,308

At December 31, 2012, there were 3,629 open futures contracts. For the three and six months ended June 30, 2012 and 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$588,074	$(415,006)	$287,134	$(347,359)
Currencies	(630,642)	420,662	191,491	(630,759)
Energy	137,827	(929,889)	1,684,161	(1,186,527)
Equity indices	(768,142)	98,194	(81,524)	80,040
Interest rate instruments	922,225	361,081	614,033	(217,715)
Metals	(67,767)	325,470	(1,208,735)	118,388
Total futures contracts	$181,575	$(139,488)	$1,486,560	$(2,183,932)

For the three and six months ended June 30, 2012, the number of futures contracts closed were 5,086 and 9,928, respectively.

4.	General Partner

At June 30, 2013 and December 31, 2012, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At June 30, 2013 and December 31, 2012, the Fund had margin requirements of $3,429,880 and $4,234,111, respectively.

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

For the three months ended June 30, 2013 and 2012, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $158,490 and $130,776, respectively. For the six months ended June 30, 2013 and 2012, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $351,325 and $280,299, respectively. Such amounts were included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended June 30, 2013 and 2012, the General Partner voluntarily waived $15,955 and $26,290, respectively, of administrative expenses of the Fund. During the six months ended June 30, 2013 and 2012, the General Partner voluntarily waived $33,884 and $56,385, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At June 30, 2013 and December 31, 2012, $15,446 and $18,825, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2013:

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$6,042,599	$300,724	$749,913	$4,246,996	$651,341	$11,991,573	50.64%
Japan	—	—	149,961	—	251,323	401,284	1.69%
Denmark	—	—	—	276,499	—	276,499	1.17%
Canada	—	—	—	270,261	—	270,261	1.14%
Netherlands	—	—	—	247,507	—	247,507	1.04%
Multi-national	—	—	—	200,308	—	200,308	0.85%
Singapore	—	—	200,000	—	—	200,000	0.84%
Great Britain	—	—	—	52,860	—	52,860	0.22%
Total	$6,042,599	$300,724	$1,099,874	$5,294,431	$902,664	$13,640,292	57.59%

The following table presents the exposure at December 31, 2012:

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$2,296,497	$703,895	$1,554,754	$8,466,152	$1,402,838	$14,424,136	49.35%
Netherlands	—	—	—	1,279,032	—	1,279,032	4.38%
France	—	—	249,995	511,182	—	761,177	2.60%
Canada	—	—	199,980	472,198	—	672,178	2.30%
Japan	—	—	—	251,728	250,581	502,309	1.72%
Great Britain	—	—	249,843	250,423	—	500,266	1.71%
Denmark	—	—	—	271,404	—	271,404	0.93%
Germany	—	—	—	250,032	—	250,032	0.86%
Multi-national	—	—	—	200,456	—	200,456	0.69%
Netherland Antilles	—	—	—	50,211	—	50,211	0.17%
Total	$2,296,497	$703,895	$2,254,572	$12,002,818	$1,653,419	$18,911,201	64.71%

10.	Indemnifications

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

11.      Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at June 30, 2013, the statements of operations for the three and six months ended June 30, 2013 and 2012, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2013 and 2012, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.      Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2013 and 2012, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,658.89	$1,840.43	$1,636.79	$1,883.90
Gain (loss) from operations
Gain (loss) from trading(1)	60.71	(0.41)	105.58	(30.50)
Net investment loss(1)	(23.88)	(24.81)	(46.65)	(38.19)
Total gain (loss) from operations	36.83	(25.22)	58.93	(68.69)

Net asset value per Unit at end of period	$1,695.72	$1,815.21	$1,695.72	$1,815.21

Total return (5)	2.22%	(1.37)%	3.60%	(3.65)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	5.85%	6.07%	5.84%	6.05%
General Partner 1% allocation (5)	0.02%	(0.01)%	0.04%	(0.04)%
Total expenses	5.87%	6.06%	5.88%	6.01%

Net investment loss (2) (3) (4) (6)	(5.60)%	(5.44)%	(5.50)%	(4.20)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended June 30, 2013 and 2012, the ratios are net of 2.81% and 1.53%, respectively, and for the six months ended June 30, 2013 and 2012 the ratios are net of 2.92% and 1.53%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

Under a provision of the Fund’s Limited Partnership Agreement, the Fund would suspend trading in the event that net assets decline 50% or more from the highest net asset value per unit at the start of any fiscal year. The purpose of this policy is to provide downside protection to investors should the Fund experience an excessive decline. As of June 30, 2013, the estimated net asset value per unit of the Fund was $1,695.72. The net asset value of the Fund would need to decline another 18% from that point before the Fund would suspend trading and liquidate its positions.

The returns for Units for the six months ended June 30, 2013 and 2012 were 3.60% and (3.65)%, respectively. Past performance is not necessarily indicative of future results. Further analysis of futures trading gains and losses is provided below.

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

April
In April, economic data in China confirmed a slowdown in growth, while U.S. GDP estimates for the first quarter were weaker than expected. This led to a sell-off in industrial commodities such as energy and base metals, and a rally in Treasury bonds. The price of gold tumbled mid-month, triggered by reports that Cyprus might sell part of its gold reserves to pay down the country’s debt. Furthermore, the current absence of global inflation has reduced the attractiveness of precious metals that are often used as a hedge against inflation. Meanwhile, the Japanese central bank continued its policy of monetary stimulus, further weakening the yen and boosting the Nikkei stock index.

The Fund entered the month with short positions in gold and copper, which profited on the decline in precious and base metals prices. The Fund also had a positive contribution from its long position in Japanese equities which continued to climb in an expansionary monetary environment. Partly offsetting these gains were losses from long exposures to declining oil markets, as well as from trend reversals in agricultural markets such as corn. Overall, the Fund finished the month with a profit of 1.77%.

May
In May, improving economic data in the U.S. drove stock indices higher, but also prompted the Fed to signal that it might soon taper its quantitative easing program. Fixed income markets reacted negatively to the prospect of a reduction in the Fed’s $85 billion in monthly purchases of Treasury bonds and mortgage-backed securities. U.S. 10-year Treasury bond yields jumped 46 basis points from 1.67% to 2.13% during the month, while international bond markets also sold off. Meanwhile in Japan, the high flying Nikkei index, which at one point was up 50% on the year, fell abruptly by 13% over the last 9 days of the month. This was caused by investors taking profits after signs of slowing Chinese growth and impending U.S. monetary tightening.

The Fund made gains in the equity sector on its long positions during the month, particularly in European indices. The Fund also profited in agricultural commodities through short positions in sugar and coffee. However, these were offset by losses in energy, where long positions in natural gas suffered as prices declined on higher than expected inventory levels. In the currencies sector, long positions in the Australian dollar and New Zealand dollar detracted from performance, following a surprise interest rate cut in Australia and central bank intervention to weaken the currency in New Zealand. Overall, the Fund finished the month with a loss of 0.77%.

June
In June, the Fed reaffirmed its desire to phase out its quantitative easing program as long as U.S. economic data continues to improve. Markets interpreted this as the beginning of the end of an era of ultra-easy monetary policy. As a result, global equities and bonds sold off sharply. Ironically, the largest stock market declines were not in the U.S. Prospective tightening by the U.S. Federal Reserve had a greater impact in Europe, where the economic recovery lags the U.S., and in Asia and emerging markets, where a slowdown in China also worried investors. Meanwhile, the Fed’s new stance caused gold prices to plummet to levels last seen in 2010, as the risk of inflation due to loose monetary conditions diminished.

The Fund entered June with most of its portfolio in physical commodities. Trends in commodities proved to be stronger than in financial futures, which were hit by sharp trend reversals. The largest profit center for the Fund was in metals, where short positions in gold, as well as industrial metals, such as nickel and copper, gained as a result of the market decline. In bonds and interest rates, the Fund had established a short position in May, and was able to benefit from the continued sell-off in fixed income markets as a result of the Fed’s new policy stance. However, in equities, the Fund’s long positions suffered as global indices fell, while choppy energy markets also led to losses. Overall, however, the Fund finished the month with a profit of 1.23%.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2013. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the quarter ended June 30, 2013 were as follows:

	April	May	June	Total

Units redeemed	727.1395	398.9447	589.1603	1,715.2445
Average net asset value per Unit	$1,688.21	$1,675.19	$1,695.72	$1,687.76

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1*	Form of Selling Agreement.
3.1*	Certificate of Limited Partnership of Sage Fund Limited Partnership.
3.2*	Second Amended and Restated Limited Partnership Agreement of Sage Fund Limited Partnership.
10.1*	Form of Subscription Agreement.
10.2**	Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 8, 2007.
10.3*	Amendment to Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 27, 2007.
10.4*	Futures Account Agreement dated January 21, 2001 by and among the Fund, the General Partner and Carr Futures Inc. (subsequently, Newedge USA, LLC).
10.5*	Corporate Cash Account Management Agreement dated September 25, 2007 by and among the Fund, the General Partner and UBS Financial Services, Inc.
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated August 14, 2013	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)