Form 10-Q
period 2013-09-30
SAGE FUND LP
filed 2013-11-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐    No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	September 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$7,512,430	$8,781,814
Net unrealized gain (loss) on open futures contracts	(388,104)	303,308
Interest receivable	340	135
Total equity in broker trading accounts	7,124,666	9,085,257
Cash and cash equivalents	1,988,562	2,089,773
Investments in securities, at fair value	10,534,784	17,257,782
Certificates of deposit, at fair value	401,228	1,653,419
General Partner 1% allocation receivable	17,154	52,351
Total assets	$20,066,394	$30,138,582

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$12,531	$18,664
Commissions and other trading fees payable on open contracts	5,107	7,978
Cash Manager fees payable	4,114	9,232
General Partner management fee payable	18,333	27,553
Selling Agent fees payable - General Partner	49,998	75,145
Administrative expenses payable - General Partner	12,529	18,825
Redemptions payable	1,092,041	753,660
Total liabilities	1,194,653	911,057

Partners’ Capital (Net Asset Value)
Class A Interests – 12,605.9394 units and 17,855.8705 units outstanding at September 30, 2013 and December 31, 2012, respectively	18,871,741	29,227,525
Total liabilities and partners’ capital (net asset value)	$20,066,394	$30,138,582

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$200,000	10/31/13	U.S. Treasury Note	2.75%	$202,731	1.07%
500,000	11/15/13	U.S. Treasury Note	0.50%	501,218	2.65%
200,000	12/31/13	U.S. Treasury Note	1.50%	201,477	1.07%
300,000	12/31/13	U.S. Treasury Note	0.13%	300,153	1.59%
250,000	2/28/14	U.S. Treasury Note	1.88%	252,286	1.34%
200,000	4/15/14	U.S. Treasury Note	1.25%	202,412	1.07%
250,000	4/30/14	U.S. Treasury Note	0.25%	250,516	1.33%
400,000	5/15/14	U.S. Treasury Note	1.00%	403,776	2.14%
250,000	5/31/14	U.S. Treasury Note	0.25%	250,484	1.33%
200,000	6/30/14	U.S. Treasury Note	2.63%	205,100	1.09%
200,000	7/15/14	U.S. Treasury Note	0.63%	201,093	1.07%
500,000	7/31/14	U.S. Treasury Note	2.63%	512,660	2.71%
250,000	8/31/14	U.S. Treasury Note	2.38%	255,655	1.35%
300,000	9/15/14	U.S. Treasury Note	0.25%	300,432	1.59%
250,000	10/31/14	U.S. Treasury Note	0.25%	250,555	1.33%
175,000	12/15/14	U.S. Treasury Note	0.25%	175,320	0.93%
Total U.S. Treasury securities (cost: $4,489,508)				4,465,868	23.66%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$200,000	11/20/13	BMW US Capital, LLC	0.10%	199,972	1.06%
Banks
140,000	10/9/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	139,995	0.74%
200,000	12/3/13	Credit Suisse (USA), Inc.	0.16%	199,944	1.06%
200,000	10/23/13	HSBC USA Inc.	0.18%	199,978	1.06%
150,000	10/11/13	Union Bank	0.18%	149,993	0.79%
Diversified Financial Services
250,000	10/8/13	AXA Financial, Inc.	0.28%	249,986	1.32%
100,000	10/22/13	ING (U.S.) Funding LLC	0.20%	99,988	0.54%
Total U.S. commercial paper (cost: $1,239,687)				1,239,856	6.57%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Energy
$250,000	11/14/13	Electricite de France	0.22%	249,947	1.32%
Total foreign commercial paper (cost: $249,838)				249,947	1.32%
Total commercial paper (cost: $1,489,525)				1,489,803	7.89%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/2/13	United Technologies	0.53%	$200,196	1.06%
Automotive
250,000	7/31/15	Daimler Finance North America LLC	1.30%	251,636	1.33%
Banks
100,000	4/1/15	Bank of America	4.50%	107,181	0.57%
100,000	3/22/16	Bank of America	1.07%	100,360	0.53%
11,000	4/1/14	Citigroup Inc.	1.20%	11,032	0.06%
250,000	4/1/16	Citigroup Inc.	1.30%	251,109	1.33%
100,000	2/7/14	Goldman Sachs	1.27%	100,385	0.53%
275,000	2/26/16	JPMorgan Chase & Co.	0.88%	275,871	1.46%
300,000	1/9/14	Morgan Stanley	0.57%	300,063	1.59%
Biotechnology
225,000	12/1/14	Gilead Sciences, Inc.	2.40%	231,219	1.23%
Computers
275,000	5/30/14	Hewlett-Packard	0.66%	274,441	1.45%
50,000	9/19/14	Hewlett-Packard	1.80%	50,529	0.27%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.72%	250,874	1.33%
100,000	1/8/16	General Electric Capital Corp.	0.47%	99,417	0.53%
250,000	6/5/14	PACCAR Financial Corp.	0.51%	250,528	1.33%
150,000	10/11/13	Toyota Motor Credit Corp.	0.72%	150,264	0.80%
Energy
150,000	6/30/14	Arizona Public Service Company	5.80%	157,683	0.84%
Insurance
375,000	3/20/15	American International Group, Inc.	3.00%	386,110	2.05%
Manufacturing
225,000	10/9/15	General Electric Company	0.85%	226,274	1.20%
Media
100,000	4/15/16	NBCUniversal Media, LLC	0.81%	100,202	0.53%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	225,400	1.19%
Total U.S. corporate notes (cost: $4,001,588)				4,000,774	21.21%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$275,000	4/14/14	Danske Bank A/S	1.32%	$276,294	1.46%
Energy
50,000	10/1/15	BP Capital Markets PLC	3.13%	53,158	0.28%
250,000	5/20/16	Petrobras Global Finance BV	1.88%	248,887	1.32%
Total foreign corporate notes (cost: $578,112)				578,339	3.06%
Total corporate notes (cost: $4,579,700)				4,579,113	24.27%

Total investments in securities (cost: $10,558,733)				$10,534,784	55.82%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	6/9/14	Credit Suisse Group AG (NY)	0.50%	$150,396	0.80%
250,000	5/30/14	UBS AG (NY)	0.52%	250,832	1.33%
Total U.S. certificates of deposit (cost: $400,000)				$401,228	2.13%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(11,300)	(0.06)%
		Currencies		68,026	0.36%
		Energy		(57,292)	(0.31)%
		Equity indices		(33,451)	(0.18)%
		Interest rate instruments		61,963	0.33%
		Metals		(163,160)	(0.86)%
Net unrealized loss on open long U.S. futures contracts				(135,214)	(0.72)%

Short U.S. Futures Contracts
		Agricultural commodities[2]		290,063	1.54%
		Currencies		2,181	0.01%
		Energy		2,636	0.01%
		Interest rate instruments		(107,195)	(0.57)%
		Metals
		LME Copper (34 contracts, Oct 2013 - Jan 2014)		(189,175)	(1.00)%
		Other[2]		(250,685)	(1.33)%
Net unrealized loss on open short U.S. futures contracts				(252,175)	(1.34)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(387,389)	(2.05)%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$51,965	0.28%
Currencies	121,778	0.64%
Energy	(13,672)	(0.07)%
Equity indices	(70,225)	(0.37)%
Interest rate instruments	89,105	0.47%
Metals	(33,151)	(0.18)%
Net unrealized gain on open long foreign futures contracts	145,800	0.77%

Short Foreign Futures Contracts
Agricultural commodities	33,770	0.18%
Currencies	36,831	0.20%
Interest rate instruments[2]	(217,055)	(1.15)%
Metals	(61)	(0.00)%
Net unrealized loss on open short foreign futures contracts	(146,515)	(0.78)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(715)	(0.00)%

Net unrealized loss on open futures contracts	$(388,104)	(2.06)%

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

Sage Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2012

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$225,000	1/15/13	U.S. Treasury Note	1.38%	$226,528	0.78%
500,000	2/28/13	U.S. Treasury Note	0.63%	501,495	1.71%
300,000	7/31/13	U.S. Treasury Note	3.38%	309,827	1.06%
250,000	9/30/13	U.S. Treasury Note	0.13%	250,012	0.86%
200,000	10/31/13	U.S. Treasury Note	2.75%	205,184	0.70%
300,000	11/15/13	U.S. Treasury Note	0.50%	301,027	1.03%
200,000	12/31/13	U.S. Treasury Note	1.50%	202,610	0.69%
300,000	12/31/13	U.S. Treasury Note	0.13%	299,814	1.03%
Total U.S. Treasury securities (cost:$2,307,070)				2,296,497	7.86%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$400,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	402,725	1.38%
300,000	8/9/13	Federal National Mortgage Assoc.	0.50%	301,170	1.03%
Total U.S. government sponsored enterprise notes (cost: $708,331)				703,895	2.41%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	2/19/13	HSBC USA Inc.	0.25%	149,950	0.51%
250,000	3/4/13	Standard Chartered Bank	0.25%	249,892	0.85%
Diversified Financial Services
150,000	1/11/13	PACCAR Financial Corp.	0.16%	149,993	0.51%
100,000	1/31/13	River Fuel Funding Company #3, Inc.	0.18%	99,985	0.34%
150,000	1/22/13	UOB Funding LLC	0.18%	149,984	0.51%
Energy
200,000	1/4/13	Motiva Enterprises LLC	0.18%	199,997	0.68%
250,000	1/2/13	NextEra Energy Capital Holdings, Inc.	0.42%	249,997	0.86%
305,000	1/14/13	ONEOK, Inc.	0.40%	304,956	1.06%
Total U.S. commercial paper (cost: $1,554,421)				1,554,754	5.32%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	199,980	0.68%
Energy
250,000	1/4/13	GDF Suez	0.22%	249,995	0.86%
Household Products
250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	249,843	0.85%
Total foreign commercial paper (cost: $697,876)				699,818	2.39%
Total commercial paper (cost: $2,252,297)				2,254,572	7.71%

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

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2012

(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$(95,643)	(0.33)%
Currencies[2]	499,479	1.71%
Energy	66,880	0.23%
Equity indices	124,965	0.43%
Interest rate instruments	9,432	0.03%
Metals	87,853	0.30%
Net unrealized gain on open long foreign futures contracts	692,966	2.37%

Short Foreign Futures Contracts
Agricultural commodities	20,911	0.08%
Currencies	(89,691)	(0.31)%
Energy	6	0.00%
Interest rate instruments	(109,816)	(0.38)%
Net unrealized loss on open short foreign futures contracts	(178,590)	(0.61)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	514,376	1.76%

Net unrealized gain on open futures contracts	$303,308	1.04%

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

Sage Fund Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from Futures Trading
Net realized gain (loss)	$(705,066)	$885,634	$51,789	$2,378,888
Net change in unrealized loss	(1,729,347)	(1,186,337)	(691,412)	(3,370,270)
Brokerage commissions and trading expenses	(21,713)	(33,918)	(73,905)	(85,406)
Net loss from futures trading	(2,456,126)	(334,621)	(713,528)	(1,076,788)

Net Investment Loss
Income
Interest income	37,626	119,648	139,179	370,076
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(9,049)	16,299	(64,773)	175,503
Total income	28,577	135,947	74,406	545,579
Expenses
Trading Advisor management fee	40,892	99,182	143,092	324,319
Cash Manager fees	4,365	8,125	16,189	26,609
Selling Agent fees	162,063	295,102	567,781	970,326
Administrative expenses – General Partner	211,852	228,526	698,713	734,367
General Partner management fee	59,424	108,204	208,187	355,786
General Partner 1% allocation	(27,349)	(7,832)	(17,154)	(24,513)
Total expenses	451,247	731,307	1,616,808	2,386,894
Administrative expenses waived	(171,241)	(154,591)	(556,450)	(491,275)
Net total expenses	280,006	576,716	1,060,358	1,895,619
Net investment loss	(251,429)	(440,769)	(985,952)	(1,350,040)
Net Loss	$(2,707,555)	$(775,390)	$(1,699,480)	$(2,426,828)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Decrease in net asset value per Unit	$(198.67)	$(39.55)	$(139.74)	$(108.24)

Net loss per Unit	$(201.80)	$(37.15)	$(113.36)	$(106.01)
(based on weighted average number of units outstanding)

Weighted average number of Units outstanding	13,416.7378	20,869.2278	14,992.1938	22,892.3466

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,699,480)	$(2,426,828)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized loss from futures trading	691,412	3,370,270
Purchases of securities and certificates of deposit	(22,618,900)	(43,156,884)
Proceeds from disposition of securities and certificates of deposit	30,529,316	55,360,357
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	64,773	(175,503)
Changes in
Interest receivable	(205)	(23)
General Partner 1% allocation receivable/payable	35,197	224,250
Trading Advisor management fee payable	(6,133)	(12,303)
Commissions and other trading fees payable on open contracts	(2,871)	2,458
Cash Manager fees payable	(5,118)	(5,027)
General Partner management fee payable	(9,220)	(13,553)
Selling Agent fees payable – General Partner	(25,147)	(36,965)
Administrative expenses payable – General Partner	(6,296)	(9,256)
Net cash provided by operating activities	6,947,328	13,120,993

Cash flows from financing activities
Subscriptions	—	623,697
Subscriptions received in advance	—	11,213
Redemptions	(8,317,923)	(13,036,001)
Net cash used in financing activities	(8,317,923)	(12,401,091)

Net increase (decrease) in cash and cash equivalents	(1,370,595)	719,902
Cash and cash equivalents, beginning of period	10,871,587	13,002,950
Cash and cash equivalents, end of period	$9,500,992	$13,722,852

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$7,512,430	$12,080,453
Cash and cash equivalents	1,988,562	1,642,399
Total end of period cash and cash equivalents	$9,500,992	$13,722,852

Supplemental disclosure of cash flow information
Prior period redemptions paid	$753,660	$1,406,594
Prior period subscriptions received in advance	$—	$131,216

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,092,041	$494,817

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Units	Amount
Nine Months Ended September 30, 2013
Balance at December 31, 2012	17,855.8705	$29,227,525
Net loss		(1,699,480)
Subscriptions	—	—
Redemptions	(5,249.9311)	(8,656,304)
Balance at September 30, 2013	12,605.9394	$18,871,741

Nine Months Ended September 30, 2012
Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(2,426,828)
Subscriptions	405.6334	754,913
Redemptions	(6,551.6565)	(12,124,224)
Balance at September 30, 2012	20,489.1820	$36,381,816

Net Asset Value Per Unit

September 30, 2013	$1,497.05
December 31, 2012	1,636.79
September 30, 2012	1,775.66
December 31, 2011	1,883.90

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

The Partnership Agreement provides that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. If trading is suspended, the General Partner will inform each limited partner of the suspension and any limited partner may, at that time, elect to withdraw from the Fund before trading is resumed. At September 30, 2013, the net asset value per Unit of the Fund was $1,497.05, which is a decline of 47% from the net asset value per Unit on January 1, 2009 of $2,847.19, the highest net asset value per Unit at the start of any fiscal year.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(388,104)	$—	$(388,104)
Cash and cash equivalents:
Money market fund	756,549	—	756,549
Investments in securities:
U.S. Treasury securities*	4,465,868	—	4,465,868
U.S. government sponsored enterprise notes*	—	—	—
Commercial paper*	—	1,489,803	1,489,803
Corporate notes*	—	4,579,113	4,579,113
Certificates of deposit*	—	401,228	401,228
Total	$4,834,313	$6,470,144	$11,304,457

*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$303,308	$—	$303,308
Cash and cash equivalents:
Money market fund	570,007	—	570,007
Investments in securities:
U.S. Treasury securities*	2,296,497	—	2,296,497
U.S. government sponsored enterprise notes*	—	703,895	703,895
Commercial paper*	—	2,254,572	2,254,572
Corporate notes*	—	12,002,818	12,002,818
Certificates of deposit*	—	1,653,419	1,653,419
Total	$3,169,812	$16,614,704	$19,784,516

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2013 or December 31, 2012, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At September 30, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$602,855	$(238,357)	$364,498
Currencies	277,020	(48,204)	228,816
Energy	22,846	(91,174)	(68,328)
Equity indices	31,735	(135,411)	(103,676)
Interest rate instruments	153,272	(326,454)	(173,182)
Metals	285,915	(922,147)	(636,232)
Net unrealized gain(loss) on open futures contracts	$1,373,643	$(1,761,747)	$(388,104)

At September 30, 2013, there were 2,562 open futures contracts. For the three and nine months ended September 30, 2013 and 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$43,483	$(69,468)	$(208,256)	$387,781
Currencies	(281,281)	139,816	1,029,590	(178,347)
Energy	238,902	(117,665)	(1,356,096)	(85,916)
Equity indices	(556,288)	(52,541)	872,430	(265,916)
Interest rate instruments	176,473	(381,827)	(38,007)	(154,128)
Metals	(368,172)	(1,247,662)	(255,477)	(394,886)
Total futures contracts	$(746,883)	$(1,729,347)	$44,184	$(691,412)

For the three and nine months ended September 30, 2013, the number of futures contracts closed were 12,768 and 38,652, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Newedge USA, LLC	$(388,104)	$—	$—	$(388,104)
Total	$(388,104)	$—	$—	$(388,104)

At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$304,233	$(327,516)	$(23,283)
Currencies	635,837	(228,674)	407,163
Energy	105,928	(88,340)	17,588
Equity indices	209,974	(47,734)	162,240
Interest rate instruments	203,006	(222,060)	(19,054)
Metals	538,239	(779,585)	(241,346)
Net unrealized gain (loss) on open futures contracts	$1,997,217	$(1,693,909)	$303,308

At December 31, 2012, there were 3,629 open futures contracts. For the three and nine months ended September 30, 2012 and 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(106,782)	$(436,781)	$180,352	$(784,141)
Currencies	478,292	(200,873)	669,783	(831,632)
Energy	(307,168)	384,169	1,376,993	(802,358)
Equity indices	486,209	(237,403)	404,685	(157,363)
Interest rate instruments	283,136	174,882	897,169	(42,833)
Metals	58,438	(870,331)	(1,150,297)	(751,943)
Total futures contracts	$892,125	$(1,186,337)	$2,378,685	$(3,370,270)

For the three and nine months ended September 30, 2012, the number of futures contracts closed were 7,019 and 16,947, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2012 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Newedge USA, LLC	$303,308	$—	$—	$303,308
Total	$303,308	$—	$—	$303,308

4.	General Partner

At September 30, 2013 and December 31, 2012, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a monthly fee equal to 1/12thof 1.1% of the Fund’s month-end net asset value, payable in arrears.

▪	Selling Agent fees – the Fund incurs a monthly fee equal to 1/12thof 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At September 30, 2013 and December 31, 2012, the Fund had margin requirements of $3,999,489 and $4,234,111, respectively.

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

For the three months ended September 30, 2013 and 2012, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $157,704 and $129,945, respectively. For the nine months ended September 30, 2013 and 2012, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $509,029 and $410,244, respectively. Such amounts were included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended September 30, 2013 and 2012, the General Partner voluntarily waived $13,537 and $24,646, respectively, of administrative expenses of the Fund. During the nine months ended September 30, 2013 and 2012, the General Partner voluntarily waived $47,421 and $81,031, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At September 30, 2013 and December 31, 2012, $12,529 and $18,825, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

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

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro-rata share of segregated funds available. It is possible that the recovered amount could be less than the total cash and other property deposited. The Fund uses Newedge USA, LLC as its futures broker.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2013:

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$4,465,868	$—	$1,239,856	$4,000,774	$401,228	$10,107,726	53.57%
Denmark	—	—	—	276,294	—	276,294	1.46%
France	—	—	249,947	—	—	249,947	1.32%
Netherlands	—	—	—	248,887	—	248,887	1.32%
United Kingdon	—	—	—	53,158	—	53,158	0.28%
Total	$4,465,868	$—	$1,489,803	$4,579,113	$401,228	$10,936,012	57.95%

The following table presents the exposure at December 31, 2012:

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$2,296,497	$703,895	$1,554,754	$8,466,152	$1,402,838	$14,424,136	49.35%
Netherlands	—	—	—	1,279,032	—	1,279,032	4.38%
France	—	—	249,995	511,182	—	761,177	2.60%
Canada	—	—	199,980	472,198	—	672,178	2.30%
Japan	—	—	—	251,728	250,581	502,309	1.72%
Great Britain	—	—	249,843	250,423	—	500,266	1.71%
Denmark	—	—	—	271,404	—	271,404	0.93%
Germany	—	—	—	250,032	—	250,032	0.86%
Multi-national	—	—	—	200,456	—	200,456	0.69%
Netherland Antilles	—	—	—	50,211	—	50,211	0.17%
Total	$2,296,497	$703,895	$2,254,572	$12,002,818	$1,653,419	$18,911,201	64.71%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2013, the statements of operations for the three and nine months ended September 30, 2013 and 2012, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2013 and 2012, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012,and cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and nine months ended September 30, 2013 and 2012, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,695.72	$1,815.21	$1,636.79	$1,883.90
Loss from operations
Loss from trading (1)	(179.93)	(18.43)	(73.98)	(49.27)
Net investment loss (1)	(18.74)	(21.12)	(65.76)	(58.97)
Total loss from operations	(198.67)	(39.55)	(139.74)	(108.24)

Net asset value per Unit at end of period	$1,497.05	$1,775.66	$1,497.05	$1,775.66

Total return (5)	(11.72)%	(2.18)%	(8.54)%	(5.75)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	5.70%	6.04%	5.81%	6.02%
General Partner 1% allocation (5)	(0.13)%	(0.02)%	(0.07)%	(0.06)%
Total expenses	5.57%	6.02%	5.74%	5.96%

Net investment loss (2) (3) (4) (6)	(5.17)%	(4.64)%	(5.41)%	(4.31)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended September 30, 2013 and 2012, the ratios are net of 3.18% and 1.60%, respectively, and for the nine months ended September 30, 2013 and 2012 the ratios are net of 3.00% and 1.54%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

Under a provision of the Fund’s Limited Partnership Agreement, the Fund would suspend trading in the event that net assets decline 50% or more from the highest net asset value per unit at the start of any fiscal year. The purpose of this policy is to provide downside protection to investors should the Fund experience an excessive decline. As of September 30, 2013, the estimated net asset value per unit of the Fund was $1,497.05. The net asset value of the Fund would need to decline another 5% from that point before the Fund would suspend trading and liquidate its positions.

The returns for Units for the nine months ended September 30, 2013 and 2012 were (8.54)% and (5.75)%, respectively. Past performance is not necessarily indicative of future results. Further analysis of futures trading gains and losses is provided below.

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

February

Although February began with a continuation of January’s risk-seeking market trends, the second half of the month saw “risk-off” price reversals across many sectors. Weak European data signaled a region-wide economic contraction. The UK suffered a credit rating downgrade as it is on the verge of a triple-dip recession. Meanwhile, Italian voters toppled the country’s incumbent government with an election result that repudiated austerity as a means of managing Europe’s sovereign debt crisis. In the U.S., minutes from the most recent Fed meeting hinted at a sooner than expected slowdown of monetary stimulus, frightening investors who anticipated longer term quantitative easing.

The Fund entered February with “risk-on” exposures in many of the markets it trades, including long positions in equities, industrial commodities, the euro and high-yielding currencies. February’s market reversals caused losses in a number of these positions. The largest losses came from energy, as oil prices fell late in the month on concerns over global demand as well as U.S. supply hitting a 20-year high due to shale fracking. Long positions in base metals also detracted from performance, as economic growth concerns caused price declines. The Fund did however make gains in the agricultural sector, as easing drought conditions in the Midwest lowered wheat prices, helping the Fund’s short position. In currencies, the Fund’s profits from shorting the British pound sterling offset losses from being long the euro. Overall, the Fund finished the month with a loss of 5.36%.

March

In March, financial headlines were dominated by the banking crisis in Cyprus. Eurozone members led by Germany made the release of bailout funds contingent on a Cypriot financial contribution through a one-time”tax” on bank deposits. This action sparked protests over the plan’s fairness. A last minute compromise deal exempted smaller insured deposits from capital seizure. Investors feared that the Cyprus bailout might create a precedent for hair cutting depositors at troubled banks in Spain and Italy. This prompted a sell-off in the euro,a slide in southern European stock markets and a rally in safe haven German bonds. Meanwhile, in the U.S., equities climbed with largely positive economic data and a statement from Fed Chairman Bernanke that he saw no evidence of a stock bubble. In Japan, monetary easing by the Abe government continued, boosting bond and equity markets and depreciating the yen.

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

May

In May, improving economic data in the U.S. drove stock indices higher, but also prompted the Fed to signal that it might soon taper its quantitative easing program. Fixed income markets reacted negatively to the prospect of a reduction in the Fed’s $85 billion in monthly purchases of Treasury bonds and mortgage-backed securities. U.S. 10-year Treasury bond yields jumped 46 basis points from 1.67% to 2.13% during the month,while international bond markets also sold off. Meanwhile in Japan, the high flying Nikkei index,which at one point was up 50% on the year, fell abruptly by 13% over the last 9 days of the month. This was caused by investors taking profits after signs of slowing Chinese growth and impending U.S. monetary tightening.

The Fund made gains in the equity sector on its long positions during the month, particularly in European indices. The Fund also profited in agricultural commodities through short positions in sugar and coffee. However, these were offset by losses in energy, where long positions in natural gas suffered as prices declined on higher than expected inventory levels. In the currencies sector, long positions in the Australian dollar and New Zealand dollar detracted from performance,following a surprise interest rate cut in Australia and central bank intervention to weaken the currency in New Zealand. Overall, the Fund finished the month with a loss of 0.77%.

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

July

In July, global equity indices rebounded from their losses in the prior month. This was a result of central banks seeking to reassure skittish investors that they would wait to pull back on monetary easing until an economic recovery became more firmly established. In the U.S., investors came to believe that the imminent tapering of the Fed’s quantitative easing program may be more gradual than previously thought, as Bernanke softened his tone on potential tightening amid still modest economic growth and low inflation. Meanwhile, the European Central Bank announced that interest rates would stay at current levels or lower for an extended period. Gold and bond markets saw a bounce as a result. In energy markets, surprisingly high summer demand in the U.S. coupled with lower inventories caused WTI crude oil prices to jump to a 16-month high of $108/barrel.

The Fund saw its best results for the month in the energy sector, as it profited from long crude oil positions. However, these gains were offset by losses from short positions in metals, as gold prices reversed from their downward trend. In addition, the Fund was whipsawed in equities, as it had shifted to a net short position following stock index declines in June, only to see the indices rebound in July. Overall, the Fund finished the month with a loss of 3.18%.

August

August saw continued positive economic data in the U.S. and early signs of a recovery in the Eurozone, where a positive second quarter GDP report marked the end of an 18-month recession in the region. This raised the risk of near-term monetary policy tightening, which caused bond yields to rise across developed markets and weighed on equity indices. In the latter half of the month, political tensions escalated in the Middle East. The U.S. and France threatened to intervene in Syria’s civil war, causing a sell-off in stocks and a rally in oil and gold.

In August, the Fund’s short positions in metals suffered losses, as stronger than expected Chinese industrial production caused a rebound in base metal prices, while the Syrian crisis boosted demand for precious metals. The currency sector also detracted from performance as a result of choppy movements in European exchange rates. Meanwhile, the Fund saw a negative contribution from long positions in equity indices as global stock markets fell, with the S&P 500 seeing its biggest monthly decline since May 2012. On the positive side, the Fund’s long energy positions were able to profit from the rise in oil prices, while short positions in fixed income capitalized on the rise in bond yields. Overall, the Fund finished the month with a loss of 3.47%.

September

In September, the Federal Reserve surprised markets by delaying a much anticipated “tapering” of its quantitative easing program until there are more signs of a robust U.S. economic recovery. The Fed’s decision boosted stock indices, lowered bond yields and weakened the U.S. dollar. Meanwhile, oil prices fell as the U.S. backed away from military intervention in Syria, following the Assad regime’s acceptance of a chemical disarmament proposal. Towards the end of the month, a breakdown in U.S. budget and debt ceiling negotiations caused a selloff in equities ahead of a government shutdown.

The Fund made gains in September in currency trends, as it benefited from long positions in the Euro and British pound. The Fund also made gains in agricultural commodities through long positions in cocoa and short positions in corn. However, these were more than offset by declines in other sectors. The Fund’s largest losses came from long positions in the energy sector, as oil prices fell from their highs with an easing of the Syrian crisis. In fixed income, short positions in bonds also contributed negatively following the Fed’s decision not to reduce its current rate of bond purchases. Trend reversals in precious and industrial metals also caused losses. A decline in the U.S. equity markets resulting from the political impasse over the budget whipsawed the Fund’s U.S. equity positions. Overall the Fund finished the month with a loss of 5.53%.

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

The Fund made gains in the energy sector, where it benefited from long positions in both in crude oil and oil-related products. The Fund also profited from its long exposure to equity indices, particularly in Europe and Japan. However, long positions in the fixed income sector caused losses as bonds in the UK and Australia sold off. The Fund also saw moderate declines in the agricultural and metals sectors. Overall,the Fund finished up 0.08% for the month.

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

May

In May, the escalating European debt crisis and weak U.S. and Chinese economic data led to a flight to safety in financial markets. In Greece,electoral gains by anti-austerity political parties stoked fears that the country might ultimately exit the Eurozone. Elsewhere, concerns grew over the health of Spain’s banks, as the already debt-laden Spanish government was forced to bail out the country’s third largest lender. Meanwhile, labor market conditions deteriorated in the U.S. and industrial production slowed in China. In response, investors sold global equities, energies and commodity currencies and sought the relative safe harbor of bonds and the U.S. dollar.

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

Coming into the month, the agricultural commodities had been in up trends. However, grain prices corrected after their recent run-up, hurting the Fund’s long positions, after reports that the U.S. drought had not damaged crop yields as much as expected. September’s central bank announcements caused a rally in industrial metals, which hurt the Fund’s short positions. Among financial sector contracts, the “risk on” rally caused losses for the Fund’s long bond and short euro positions. Although the Fund’s long equity exposure did generate gains, these were not enough to offset declines elsewhere. Overall,the Fund finished with a net loss of 5.97%.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2013. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the quarter ended September 30, 2013 were as follows:

	July	August	September	Total

Units redeemed	210.0465	422.3814	729.4614	1,361.8893
Average net asset value per Unit	$1,641.75	$1,584.73	$1,497.05	$1,546.56

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

Dated: November 14, 2013

Sage Fund Limited Partnership
By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

