Form 10-K
period 2013-12-31
SAGE FUND LP
filed 2014-03-28
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 000-53639

SAGE FUND LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1937296

c/o Steben & Company, Inc.

9711 Washingtonian Blvd., Suite 400

Gaithersburg, MD 20878

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

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, formed on August 2, 1995. The Fund was originally named Telesis Futures Fund Limited Partnership, which was changed to Sage Fund Limited Partnership on December 16, 1998. Using a professional trading advisor, the Fund engages in the speculative trading of futures contracts and other financial instruments traded in the United States (U.S.) and internationally. The Fund primarily trades futures contracts within six major market sectors: equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities. The Fund does not currently trade forward currency contracts, forwards on other items, swaps or options contracts. The Fund began trading on January 5, 1996, and its fiscal year ends each December 31.

At December 31, 2013, the aggregate capitalization of the Fund was $16,157,423. The net asset value per unit of Class A limited partner interests (“Units”) as of December 31, 2013 was $1,512.25. The Fund has notified its investors that it intends to redeem all investors and terminate the partnership on May 1, 2014.

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

General Partner

Under the Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), management of all aspects of the Fund’s business and administration is carried out exclusively by the General Partner, a Maryland corporation organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

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

The Trading Advisor is regulated in the State of Jersey, Channel Islands by the Jersey Financial Services Commission. The Trading Advisor is wholly owned by its four principals. The Trading Advisor engages primarily in the management of futures, options on futures and foreign exchange trading accounts for qualified investors. At December 31, 2013, the Trading Advisor had total assets under management of approximately $630 million, with approximately $600 million in the Global Futures Portfolio (“Trading Program”).

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

Description of Current Charges

Charges	Amount
Trading Advisor Management Fee	The Trading Advisor receives a monthly management fee equal to 1/12th of .75%, based on the assets under its management, payable in arrears. Prior to Dec 2012, the management fee was 1% per annum.
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

Cash Manager Fees	The Fund incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.13% of the investments in securities and certificates of deposit.
General Partner Management Fee	The Fund incurs a monthly fee equal to 1/12th of 1.1% of the month-end net asset value of the Fund, payable in arrears.
General Partner 1% Allocation	Annually, the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, each year the General Partner pays to the Fund 1% of any net loss incurred by the Fund.
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

The General Partner’s principal business office is in Gaithersburg, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the Units of the Fund. Currently, Units of the Fund are not offered for sale.

Holders

As of February 28, 2014, there were 184 holders of Units of the Fund.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2013.

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

Redemptions of Units during the fourth quarter of 2013 were as follows:

	October	November	December	Total
A Units
Units redeemed	643.1406	964.8058	313.6416	1,921.5880
Average net asset value per unit	$1,472.39	$1,504.48	$1,512.25	$1,495.01

Item 6.	Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Closing of the Fund

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

On January 13, 2014, the estimated net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at that time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the Fund. Because there remained only limited interest in continuing the investment, the General Partner decided to not resume trading, provided notice that it will redeem all partners and return all capital to the remaining partners, and provided notice that, after all redemption proceeds are paid, it will withdraw from the partnership and dissolve the Fund.

The decision to close the Fund was based primarily on two factors:

▪           The Fund’s Trading Advisor, which has underperformed peers over the past few years, has continued to underperform its peers in 2014. The suspension of trading in January prevented further trading losses to the Fund for the latter half of January and the month of February.

▪           Since the trading suspension in January, a majority of the limited partners have chosen to redeem from the Fund.

The Fund intends to return all capital to partners by March 31, 2014 and to dissolve the Fund on May 1, 2014.

On February 28, 2014, the General Partner terminated the advisory agreement with the Trading Advisor pursuant to which the Trading Advisor traded the Fund’s assets in its Trading Program. No penalties have been incurred by any of the parties as a result of the termination of the advisory agreement.

Effective March 14, 2014, the Fund ceased using the services of Principal Global Investors, LLC and JP Morgan Investment Management, Inc., collectively, the “Cash Managers”.

Cash Management

The Fund engaged, the Cash Managers to provide cash management services to the Fund. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading. There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Liquidity

At December 31, 2013, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for the Fund for the years ended December 31, 2013 and 2012 were (7.61) % and (13.12) %, respectively. Further analysis of the trading losses are provided below.

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

October

In October, a budget stalemate in Washington caused a government shutdown and threatened to trigger a sovereign default as the U.S. hovered at its debt ceiling. An agreement reached mid-month reopened government offices and extended the nation’s borrowing capacity until February 2014. As a result, global equities rallied, with the S&P 500 rising to all-time highs. Amid a dysfunctional fiscal policy environment with weak employment growth, the Federal Reserve decided to maintain its current level of bond purchases through its quantitative easing program and pushed out the likely start of monetary tightening further into the future. Meanwhile, in energy markets, crude oil prices fell from their highs reached during the Syrian crisis while natural gas was down on warmer temperature forecasts for the fall season.

The Fund made gains in its long equity positions on the back of rallies in global stock markets. Trading in the agricultural commodities sector was also profitable, particularly in coffee where short positions benefited from price declines as increased rainfall in Brazil led to higher supply forecasts. However, these gains were more than offset by losses in the other sectors. The largest negative contributor was metals, particularly base metals, where short positions suffered when prices rebounded on higher Chinese industrial demand. The Fund finished the month with a loss of 1.65%.

November

Global equity markets continued their broad-based rally in November, as positive economic news in the U.S. outweighed potentially bearish Fed comments that suggested it could begin to taper its quantitative easing program in future months. Meanwhile, the European Central Bank added to its monetary stimulus with a surprise cut in interest rates. Elsewhere, the Bank of Japan signaled it would continue its expansionary monetary policy, which resulted in the Japanese yen falling to new lows. In commodity markets, precious metals declined in anticipation of Fed tightening, while some energy markets rallied due to higher demand from unseasonably cold weather.

The Fund made its largest gains in currencies. A long position in the British pound benefited from a rally caused by improved economic data, while a depreciating Japanese yen helped the Fund’s short position in that market. The Fund also profited from the global stock rally, with the largest gains coming from long positions in the Nikkei index. In the metals sector, declines in gold and silver proved profitable for the Fund’s short exposure. However, a short position in natural gas saw losses as prices jumped on unusually chilly temperatures in the U.S. The Fund closed the month with a profit 2.18%.

December

In December, equities initially fell as strong U.S. economic performance heightened concerns that the Federal Reserve might unwind its quantitative easing program more sharply than previously expected. However, the Fed allayed the worst of investors’ fears by announcing a moderate $10B reduction in monthly bond purchases, while also signaling that it would keep short-term interest rates low through 2015. This prompted a relief rally in global stock indices into the year-end. Elsewhere, the European Union received a credit rating downgrade, but saw stronger than expected economic growth data. In Asia, the Japanese yen fell to multi-year lows on the belief that the Bank of Japan would continue its monetary easing program.

The Fund made its largest gains during the month in currencies, primarily through short positions in the Japanese yen, which profited from a continued depreciation of the currency. In the agricultural sector, the Fund benefited from short exposure to wheat, which declined on larger than expected global supply levels. However, the equity sector saw losses due to an early sell off in stock indices, which then caused the Fund to cut its long positions, so that it did not benefit fully from the market rebound in the second half of the month. Short positions in industrial metals also detracted from performance as prices rose on improved economic data. The Fund closed the month with a profit of 0.52%.

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on that assessment, management concluded that, as of December 31, 2013, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 1992.

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

Francine Rosenberger is General Counsel and a Director. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been pending as a CFTC listed Principal of the General Partner since January 31, 2013.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the majority shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since May 11, 1989, the General Partner has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 27, 2007, the General Partner has acted as a general partner of a Delaware limited partnership, Seneca Global Fund, L.P., whose units of limited partner interests are registered with the SEC pursuant to a public offering. Since August 1, 2013, the General Partner has acted as the general partner for Steben Select Multi-Strategy Partners, L.P., a privately offered investment fund. Since August 1, 2013, the General Partner has been the Investment Manager for Steben Select Multi-Strategy Master Fund, a privately offered closed-end fund. Additionally, since January 1, 2014, the General Partner acts as the investment manager for Steben Select Multi-Strategy Fund, a publicly offered closed-end fund. Because the General Partner serves as the sole general partner or investment manager of these funds, the officers and directors of the General Partner effectively manage the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 (a) on a timely basis during the year ended December 31, 2013. During the year ended December 31, 2013, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner management fee – the Fund incurs a fee equal to 1/12th of 1.1% of the Fund’s month-end net assets, payable in arrears. During 2013 and 2012, the General Partner earned $257,054 and $444,579, respectively, in General Partner management fees.
▪	Selling agent fees – the Fund incurs selling agent fees equal to 1/12th of 3% of the outstanding month-end net asset value, payable in arrears. The General Partner pays the selling agent fees to the respective selling agents. If the selling agent fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the fees are retained by the General Partner. During 2013 and 2012, the General Partner earned $701,056 and $1,212,487, respectively, in Selling Agent fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2013 and 2012, the General Partner paid to the Fund $15,553 and $52,351, respectively, for the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2014, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

As of February 28, 2014, the General Partner did not own any Units of the Fund. As of February 28, 2014, the directors and executive officers of the General Partner beneficially owned Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Michael D. Bulley	108.0748	$154,926	2.46%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Blvd., Suite 400, Gaithersburg, Maryland 20878.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures broker and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other professional services rendered by McGladrey LLP and RSM McGladrey, Inc. (formerly an associated entity that McGladrey LLP acquired on December 1, 2011) (collectively “McGladrey”) during those years.

Fee Category	2013	2012
Audit fees(1)	$74,800	$73,000
Audit-related fees	—	—
Tax fees(2)	9,500	13,000
All other fees	—	—
Total fees	$84,300	$86,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey during 2013 and 2012 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2013 and 2012 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Sage Fund Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2013 and 2012

Condensed Schedule of Investments as of December 31, 2013

Condensed Schedule of Investments as of December 31, 2012

Statements of Operations for the Years Ended December 31, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2013 and 2012

Notes to Financial Statements

Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document
1.1*	Form of Selling Agreement.
3.1*	Certificate of Limited Partnership of Sage Fund Limited Partnership.
3.2*	Second Amended and Restated Limited Partnership Agreement of Sage Fund Limited Partnership.
10.1*	Form of Subscription Agreement.
10.2**	Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 8, 2007.
10.3*	Amendment to Advisory Agreement by and among the Fund, the General Partner and Altis Partners (Jersey) Limited dated August 27, 2007.
10.4*	Futures Account Agreement dated January 21, 2001 by and among the Fund, the General Partner and Carr Futures Inc. (subsequently, Newedge USA, LLC).
10.5*	Corporate Cash Account Management Agreement dated September 25, 2007 by and among the Fund, the General Partner and UBS Financial Services, Inc.
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101-SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Extension Presentation Document

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and
Kenneth E. Steben	Director of the General Partner	March 28, 2014

/s/ Carl A. Serger	Chief Financial Officer and
Carl A. Serger	Director of the General Partner	March 28, 2014

/s/ Michael D. Bulley	Senior Vice President, Research &
Michael D. Bulley	Risk Management and Director of the General Partner	March 28, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2014	Sage Fund Limited Partnership

	By:	Steben & Company, Inc. General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

 Report of Independent Registered Public Accounting Firm

To the Partners of

Sage Fund Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Sage Fund Limited Partnership (the "Fund") as of December 31, 2013 and 2012, and the related statements of operations, cash flows, and changes in partners' capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Fund Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Fund will continue as a going concern. The Second Amended and Restated Limited Partnership Agreement provides that if the Fund's net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. On January 13, 2014, the estimate net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at this time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the Fund. The General Partner decided to not resume trading and dissolve the Fund and return all capital to the remaining partners. The Fund intends to return all capital to partners by March 31, 2014 and to dissolve the Fund on May 1, 2014.

/s/ McGladrey LLP

Chicago, Illinois
March 28, 2014

Sage Fund Limited Partnership

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets
Equity in broker trading accounts
Cash	$5,699,436	$8,781,814
Net unrealized gain on open futures contracts	781,186	303,308
Interest receivable	451	135
Total equity in broker trading accounts	6,481,073	9,085,257
Cash and cash equivalents	1,261,775	2,089,773
Investments in securities, at fair value	8,708,110	17,257,782
Certificates of deposit, at fair value	251,065	1,653,419
General Partner 1% allocation receivable	15,553	52,351
Total assets	$16,717,576	$30,138,582

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$10,503	$18,664
Commissions and other trading fees payable on open contracts	4,743	7,978
Cash Manager fees payable	3,208	9,232
General Partner management fee payable	15,279	27,553
Selling Agent fees payable - General Partner	41,670	75,145
Administrative expenses payable - General Partner	10,445	18,825
Redemptions payable	474,305	753,660
Total liabilities	560,153	911,057
Partners’ Capital (Net Asset Value)
Class A Interests –10,684.3514 and 17,855.8705 units outstanding at December 31, 2013 and 2012, respectively	16,157,423	29,227,525
Total liabilities and partners’ capital (net asset value)	$16,717,576	$30,138,582

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2013

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$250,000	2/28/14	U.S. Treasury Notes	1.88%	$252,297	1.56%
400,000	5/15/14	U.S. Treasury Notes	1.00%	401,847	2.49%
450,000	5/31/14	U.S. Treasury Notes	0.25%	450,363	2.79%
200,000	6/30/14	U.S. Treasury Notes	2.63%	202,499	1.25%
200,000	7/15/14	U.S. Treasury Notes	0.63%	201,132	1.24%
500,000	7/31/14	U.S. Treasury Notes	2.63%	512,758	3.18%
250,000	8/31/14	U.S. Treasury Notes	2.38%	255,699	1.58%
300,000	9/15/14	U.S. Treasury Notes	0.25%	300,481	1.86%
250,000	10/15/14	U.S. Treasury Notes	0.50%	250,971	1.55%
75,000	11/30/14	U.S. Treasury Notes	2.13%	76,468	0.47%
425,000	12/15/14	U.S. Treasury Notes	0.25%	425,398	2.63%
500,000	4/30/15	U.S. Treasury Notes	0.13%	499,521	3.10%
Total U.S. Treasury securities (cost: $3,850,273)				3,829,434	23.70%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$200,000	2/10/14	BMW US Capital, LLC	0.11%	199,976	1.23%
Banks
150,000	1/16/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.16%	149,990	0.93%
150,000	1/6/14	HSBC USA Inc.	0.14%	149,997	0.93%
Diversified Financial Services
100,000	2/20/14	ING (U.S.) Funding LLC	0.18%	99,975	0.62%
Non-profit
150,000	1/13/14	Catholic Health Initiatives	0.12%	149,994	0.93%
Total U.S. commercial paper (cost: $749,841)				749,932	4.64%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	2/7/14	Oversea-Chinese Banking Corporation Ltd	0.15%	199,969	1.24%
Total foreign commercial paper (cost: $199,945)				199,969	1.24%
Total commercial paper (cost: $949,786)				949,901	5.88%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	7/31/15	Daimler Finance North America LLC	1.30%	253,246	1.57%
250,000	6/5/14	PACCAR Financial Corp.	0.49%	250,351	1.55%
Banks
100,000	4/1/15	Bank of America	4.50%	105,714	0.65%
100,000	3/22/16	Bank of America	1.07%	100,837	0.62%
11,000	4/1/14	Citigroup Inc.	1.18%	11,033	0.07%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2013

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$250,000	4/1/16	Citigroup Inc.	1.30%	$251,643	1.56%
100,000	7/22/15	Goldman Sachs	0.64%	99,811	0.62%
275,000	2/26/16	JPMorgan Chase & Co.	0.86%	276,195	1.71%
300,000	10/15/15	Morgan Stanley	0.72%	300,278	1.85%
Biotechnology
225,000	12/1/14	Gilead Sciences, Inc.	2.40%	229,325	1.42%
Computers
275,000	5/30/14	Hewlett-Packard Company	0.64%	274,806	1.70%
50,000	9/19/14	Hewlett-Packard Company	1.79%	50,448	0.31%
Diversified Financial Services
100,000	1/8/16	General Electric Capital Corporation	0.44%	99,792	0.62%
Energy
150,000	6/30/14	Arizona Public Service Company	5.80%	153,687	0.95%
Food
200,000	10/17/16	The Kroger Co.	0.80%	199,990	1.24%
Insurance
375,000	3/20/15	American International Group, Inc.	3.00%	388,724	2.41%
Manufacturing
225,000	10/9/15	General Electric Company	0.85%	226,585	1.40%
Media
100,000	4/15/16	NBC Universal Media, LLC	0.78%	100,221	0.62%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	227,377	1.41%
Total U.S. corporate notes (cost: $3,602,786)				3,600,063	22.28%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$275,000	4/14/14	Danske Bank A/S	1.29%	$276,106	1.71%
Energy
50,000	10/1/15	BP Capital Markets PLC	3.13%	52,606	0.33%
Total foreign corporate notes (cost: $328,112)				328,712	2.04%
Total corporate notes (cost: $3,930,898)				3,928,775	24.32%

Total investments in securities (cost: $8,730,957)				$8,708,110	53.90%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	5/30/14	UBS AG (NY)	0.52%	$251,065	1.55%
Total U.S. certificates of deposit (cost: $250,000)				$251,065	1.55%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2013

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$7,398	0.06%
Currencies	20,073	0.12%
Energy	10,311	0.06%
Equity indices	90,436	0.56%
Interest rate instruments	(28,750)	(0.18)%
Metals	141,035	0.87%
Net unrealized gain on open long U.S. futures contracts	240,503	1.49%

Short U.S. Futures Contracts
Agricultural commodities[2]	478,860	2.96%
Currencies	45,522	0.28%
Energy	(13,015)	(0.08)%
Interest rate instruments	50,125	0.31%
Metals
Zinc LME (64 contracts, Jan-Apr 2014)	(212,075)	(1.31)%
Copper LME (26 contracts, Jan-Mar 2014)	(163,688)	(1.01)%
Other	(31,677)	(0.20)%
Net unrealized gain on open short U.S. futures contracts	154,052	0.95%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	394,555	2.44%

Long Foreign Futures Contracts
Agricultural commodities	(7,593)	(0.04)%
Currencies[2]	237,842	1.47%
Energy	26,065	0.16%
Equity indices	72,842	0.45%
Interest rate instruments	(42,193)	(0.26)%
Net unrealized gain on open long foreign futures contracts	286,963	1.78%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2013

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$42,470	0.26%
Currencies	26,787	0.17%
Equity indices	(75,973)	(0.47)%
Interest rate instruments	107,756	0.67%
Metals	(1,372)	(0.01)%
Net unrealized gain on open short foreign futures contracts	99,668	0.62%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	386,631	2.40%

Net unrealized gain on open futures contracts	$781,186	4.84%

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

Sage Fund Limited Partnership

Statements of Operations

Years Ended December 31, 2013 and 2012

	2013	2012
Trading Loss from Futures Trading
Net realized loss	$(709,982)	$(797,837)
Net change in unrealized gain (loss)	477,878	(2,500,774)
Brokerage commissions and trading expenses	(90,555)	(119,168)
Net loss from futures trading	(322,659)	(3,417,779)

Net Investment Loss
Income
Interest income	167,801	444,803
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(71,909)	132,879
Total income	95,892	577,682
Expenses
Trading Advisor management fee	176,631	399,203
Cash Manager fees	19,384	33,758
Selling Agent fees – General Partner	701,056	1,212,487
Administrative expenses – General Partner	883,527	910,973
General Partner management fee	257,054	444,579
General Partner 1% allocation	(15,553)	(52,351)
Total expenses	2,022,099	2,948,649
Administrative expenses waived	(707,862)	(607,208)
Net total expenses	1,314,237	2,341,441
Net investment loss	(1,218,345)	(1,763,759)
Net Loss	$(1,541,004)	$(5,181,538)

	Class A Units
	2013	2012
Decrease in net asset value per unit for the year	$(124.54)	$(247.11)

Net loss per unit	$(109.13)	$(236.95)
(based on weighted average number of units outstanding during the year)
Weighted average number of units outstanding	14,120.5447	21,867.6784

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$(1,541,004)	$(5,181,538)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized (gain) loss from futures trading	(477,878)	2,500,774
Purchases of securities and certificates of deposit	(27,155,495)	(51,803,414)
Proceeds from disposition of securities and certificates of deposit	37,035,612	68,957,475
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	71,909	(132,879)
Changes in
Interest receivable	(316)	585
General Partner 1% allocation receivable/payable	36,798	196,412
Trading Advisor management fee payable	(8,161)	(24,382)
Commissions and other trading fees payable on open contracts	(3,235)	109
Cash Manager fees payable	(6,024)	(3,801)
General Partner management fee payable	(12,274)	(19,876)
Selling Agent fees payable – General Partner	(33,475)	(54,208)
Administrative expenses payable – General Partner	(8,380)	(13,578)
Net cash provided by operating activities	7,898,077	14,421,679

Cash flows from financing activities
Subscriptions	—	787,449
Redemptions	(11,808,453)	(17,340,491)
Net cash used in financing activities	(11,808,453)	(16,553,042)

Net decrease in cash and cash equivalents	(3,910,376)	(2,131,363)
Cash and cash equivalents, beginning of year	10,871,587	13,002,950
Cash and cash equivalents, end of year	$6,961,211	$10,871,587

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$5,699,436	$8,781,814
Cash and cash equivalents	1,261,775	2,089,773
Total end of year cash and cash equivalents	$6,961,211	$10,871,587

Supplemental disclosure of cash flow information
Prior year redemptions paid	$753,660	$1,406,594
Prior year subscriptions received in advance	$—	$131,216

Supplemental schedule of non-cash financing activities
Redemptions payable	$474,305	$753,660

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2013 and 2012

	Units	Amount

Balance at December 31, 2011	26,635.2051	$50,177,955
Net loss		(5,181,538)
Subscriptions	502.0232	918,665
Redemptions	(9,281.3578)	(16,687,557)
Balance at December 31, 2012	17,855.8705	29,227,525
Net loss		(1,541,004)
Subscriptions	—	—
Redemptions	(7,171.5191)	(11,529,098)
Balance at December 31, 2013	10,684.3514	$16,157,423

Net Asset Value Per Unit

December 31, 2013	$1,512.25
December 31, 2012	$1,636.79
December 31, 2011	$1,883.90

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

 Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced operations on August 2, 1995. The Fund issues Class A units of limited partner interests (“Units”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. During 2012, the fund closed to new investments.

The Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”) provides that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. If trading is suspended, the General Partner will inform each limited partner of the suspension and any limited partner may, at that time, elect to withdraw from the Fund before trading is resumed.

On January 13, 2014, the estimated net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at that time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the fund. Because there remained only limited interest in continuing the investment, the General Partner decided to not resume trading, but to dissolve the partnership and return all capital to the remaining partners. The Fund intends to return all capital to partners by March 31, 2014 and to dissolve the Fund on May 1, 2014.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2013 and 2012, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2013. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2010.

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

Reclassification

Certain reclassifications have been made in the 2012 financial statements and notes to conform to the 2013 presentation, without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance became effective for the Fund on January 1, 2013. The adoption of this guidance did not have a material impact on the Fund’s financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$781,186	$—	$781,186
Cash and cash equivalents:
Money market fund	297,950	—	297,950
Investments in securities:
U.S. Treasury securities*	3,829,434	—	3,829,434
Commercial paper*	—	949,901	949,901
Corporate notes*	—	3,928,775	3,928,775
Certificates of deposit*	—	251,065	251,065
Total	$4,908,570	$5,129,741	$10,038,311

*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$303,308	$—	$303,308
Cash and cash equivalents:
Money market fund	570,007	—	570,007
Investments in securities:
U.S. Treasury securities*	2,296,497	—	2,296,497
U.S. government sponsored enterprise notes*	—	703,895	703,895
Commercial paper*	—	2,254,572	2,254,572
Corporate notes*	—	12,002,818	12,002,818
Certificates of deposit*	—	1,653,419	1,653,419
Total	$3,169,812	$16,614,704	$19,784,516

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2013 and 2012, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At December 31, 2013, the Fund’s futures contracts had the following impact on the statements of financial condition:

December 31, 2013	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$627,317	$(106,182)	$521,135
Currencies	341,815	(11,591)	330,224
Energy	79,039	(55,678)	23,361
Equity indices	163,535	(76,230)	87,305
Interest rate instruments	199,345	(112,407)	86,938
Metals	471,763	(739,540)	(267,777)
Net unrealized gain on open futures contracts	$1,882,814	$(1,101,628)	$781,186

At December 31, 2013, there were 2,319 open futures contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Newedge USA, LLC	$781,186	$—	$—	$781,186
Total	$781,186	$—	$—	$781,186

At December 31, 2012, the Fund’s futures contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$304,233	$(327,516)	$(23,283)
Currencies	635,837	(228,674)	407,163
Energy	105,928	(88,340)	17,588
Equity indices	209,974	(47,734)	162,240
Interest rate instruments	203,006	(222,060)	(19,054)
Metals	538,239	(779,585)	(241,346)
Net unrealized gain on open futures contracts	$1,997,217	$(1,693,909)	$303,308

At December 31, 2012, there were 3,629 open futures contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2012 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Newedge USA, LLC	$303,308	$—	$—	$303,308
Total	$303,308	$—	$—	$303,308

For the years ended December 31, 2013 and 2012, the Fund’s futures contracts had the following impact on the statements of operations:

	2013		2012
Types of Exposure	Net realized loss	Net change in unrealized gain (loss)	Net realized loss	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$85,909	$544,418	$(1,047,943)	$(460,965)
Currencies	1,480,433	(76,939)	535,985	(403,583)
Energy	(1,906,637)	5,773	824,814	(802,619)
Equity indices	969,666	(74,935)	564,024	112,137
Interest rate instruments	(257,632)	105,992	884,715	(715,163)
Metals	(1,068,900)	(26,431)	(2,568,600)	(230,581)
Total futures contracts	$(697,161)	$477,878	$(807,005)	$(2,500,774)

For the years ended December 31, 2013 and 2012, the number of futures contracts closed was 23,344 and 34,513, respectively.

4.	General Partner

At December 31, 2013 and 2012, and for the years then ended, the General Partner did not maintain a capital balance in the Fund. During 2011, the beneficiary of the majority shareholder of the General Partner redeemed all of his investment of 21.5210 Units of the Fund.

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

Effective February 28, 2014, the General Partner terminated the advisory agreement with the Trading Advisor. No penalties have been incurred by any of the parties as a result of the termination of the advisory agreement.

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.13% of the investments in securities and certificates of deposit.

Effective March 14, 2014, the Fund ceased using the services of Principal Global Investors, LLC and JP Morgan Investment Management, Inc.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At December 31, 2013 and 2012, the Fund had margin deposit requirements of $2,987,224 and $4,234,111, respectively.

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

For the years ended December 31, 2013 and 2012, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $649,307 and $505,953, respectively. Such amounts were included in Administrative expenses waived in the statements of operations.

Additionally, during the years ended December 31, 2013 and 2012, the General Partner voluntarily waived $58,555 and $101,255, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At December 31, 2013 and 2012, $10,445 and $18,825, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Effective December 2012, the Fund closed to new investments. Prior to that closure, investments in the Fund were made by subscription agreement and had to be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment was $10,000. Units were sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription was accepted. Investors whose subscriptions were accepted were admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2013 and 2012, the Fund received no advance subscriptions.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$3,829,434	$749,932	$3,600,063	$251,065	$8,430,494	52.17%
Denmark	—	—	276,106	—	276,106	1.71%
Singapore	—	199,969	—	—	199,969	1.24%
Great Britain	—	—	52,606	—	52,606	0.33%
Total	$3,829,434	$949,901	$3,928,775	$251,065	$8,959,175	55.45%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$2,296,497	$703,895	$1,554,754	$8,466,152	$1,402,838	$14,424,136	49.35%
Netherlands	—	—	—	1,279,032	—	1,279,032	4.38%
France	—	—	249,995	511,182	—	761,177	2.60%
Canada	—	—	199,980	472,198	—	672,178	2.30%
Japan	—	—	—	251,728	250,581	502,309	1.72%
Great Britain	—	—	249,843	250,423	—	500,266	1.71%
Denmark	—	—	—	271,404	—	271,404	0.93%
Germany	—	—	—	250,032	—	250,032	0.86%
Multi-national	—	—	—	200,456	—	200,456	0.69%
Netherland Antilles	—	—	—	50,211	—	50,211	0.17%
Total	$2,296,497	$703,895	$2,254,572	$12,002,818	$1,653,419	$18,911,201	64.71%

10.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2013 and 2012, assuming the unit was outstanding throughout the entire year:

	2013	2012
Per Unit Operating Performance
Net asset value per unit at beginning of year	$1,636.79	$1,883.90
Loss from operations
Loss from futures trading (1)	(38.26)	(166.45)
Net investment loss (1)	(86.28)	(80.66)
Total loss from operations	(124.54)	(247.11)

Net asset value per unit at end of year	$1,512.25	$1,636.79

Total return	(7.61)%	(13.12)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee and General Partner 1% allocation (2) (3)	5.81%	6.02%
General Partner 1% allocation	(0.07)%	(0.13)%
Total expenses	5.74%	5.89%

Net investment loss (2) (3)	(5.32)%	(4.43)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the years ended December 31, 2013 and 2012, the ratios are net of 3.09% and 1.53%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

From January 1 to February 28, 2014, there were no contributions and $9,039,224 of redemptions from the Fund.

Closing of the Fund

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

On January 13, 2014, the estimated net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at that time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the Fund. Because there remained only limited interest in continuing the investment, the General Partner decided to not resume trading, provided notice that it will redeem all investors and return all capital to the remaining partners, and provided notice that, after all redemption proceeds are paid, it will withdraw from the partnership and dissolve the Fund .

The decision to close the Fund was based primarily on two factors:

▪        The Fund’s Trading Advisor, which has underperformed peers over the past few years, has continued to underperform its peers in 2014. The suspension of trading in January prevented further trading losses to the Fund for the latter half of January and the month of February.

▪        Since the trading suspension in January, a majority of the limited partners have chosen to redeem from the Fund.

The Fund intends to return all capital to partners by March 31, 2014 and to dissolve the Fund on May 1, 2014.

