Form 10-Q
period 2014-03-31
SAGE FUND LP
filed 2014-05-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐    No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

	March 31, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$151,811	$5,699,436
Net unrealized gain (loss) on open futures contracts	(32,184)	781,186
Interest receivable	—	451
Total equity in broker trading accounts	119,627	6,481,073
Cash and cash equivalents	6,168,337	1,261,775
Investments in securities, at fair value	—	8,708,110
Certificates of deposit, at fair value	—	251,065
General Partner 1% allocation receivable	8,325	15,553
Total assets	$6,296,289	$16,717,576

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$—	$10,503
Commissions and other trading fees payable on open contracts	—	4,743
Cash Manager fees payable	2,261	3,208
General Partner management fee payable	—	15,279
Selling Agent fees payable - General Partner	—	41,670
Administrative expenses payable - General Partner	—	10,445
Redemptions payable	6,160,430	474,305
Total liabilities	6,162,691	560,153
Partners’ Capital (Net Asset Value)
Class A Interests – 93.1177 units and 10,684.3514 units outstanding at March 31, 2014 and December 31, 2013, respectively	133,598	16,157,423
Total liabilities and partners’ capital (net asset value)	$6,296,289	$16,717,576

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Metals
Aluminium LME (13 contracts, Apr 2014)	$(2,356)	(1.77)%
Copper LME (3 contracts, Apr 2014)	(46,500)	(34.81)%
Lead LME (8 contracts, Apr 2014)	(38,088)	(28.51)%
Nickle LME (3 contracts, Apr 2014)	29,124	21.80%
Tin LME (2 contracts, Apr 2014)	(420)	(0.31)%
Zinc LME (12 contracts, Apr 2014)	(33,325)	(24.94)%

Net unrealized loss on open long U.S. futures contracts	(91,565)	(68.54)%

Short U.S. Futures Contracts
Metals
Aluminium LME (13 contracts, Apr 2014)	18,950	14.18%
Copper LME (3 contracts, Apr 2014)	45,300	33.91%
Lead LME (8 contracts, Apr 2014)	19,713	14.76%
Nickle LME (3 contracts, Apr 2014)	(39,140)	(29.30)%
Tin LME (2 contracts, Apr 2014)	(11,355)	(8.50)%
Zinc LME (12 contracts, Apr 2014)	25,913	19.40%
Net unrealized gain on open short U.S. futures contracts	59,381	44.45%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(32,184)	(24.09)%

Net unrealized loss on open futures contracts	$(32,184)	(24.09)%

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

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$250,000	4/1/16	Citigroup Inc.	1.30%	$251,643	1.56%
100,000	7/22/15	Goldman Sachs	0.64%	99,811	0.62%
275,000	2/26/16	JPMorgan Chase & Co.	0.86%	276,195	1.71%
300,000	10/15/15	Morgan Stanley	0.72%	300,278	1.85%
Biotechnology
225,000	12/1/14	Gilead Sciences, Inc.	2.40%	229,325	1.42%
Computers
275,000	5/30/14	Hewlett-Packard Company	0.64%	274,806	1.70%
50,000	9/19/14	Hewlett-Packard Company	1.79%	50,448	0.31%
Diversified Financial Services
100,000	1/8/16	General Electric Capital Corporation	0.44%	99,792	0.62%
Energy
150,000	6/30/14	Arizona Public Service Company	5.80%	153,687	0.95%
Food
200,000	10/17/16	The Kroger Co.	0.80%	199,990	1.24%
Insurance
375,000	3/20/15	American International Group, Inc.	3.00%	388,724	2.41%
Manufacturing
225,000	10/9/15	General Electric Company	0.85%	226,585	1.40%
Media
100,000	4/15/16	NBC Universal Media, LLC	0.78%	100,221	0.62%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	227,377	1.41%
Total U.S. corporate notes (cost: $3,602,786)				3,600,063	22.28%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$275,000	4/14/14	Danske Bank A/S	1.29%	276,106	1.71%
Energy
50,000	10/1/15	BP Capital Markets PLC	3.13%	52,606	0.33%
Total foreign corporate notes (cost: $328,112)				328,712	2.04%
Total corporate notes (cost: $3,930,898)				3,928,775	24.32%

Total investments in securities (cost: $8,730,957)				$8,708,110	53.90%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	5/30/14	UBS AG (NY)	0.52%	$251,065	1.55%
Total U.S. certificates of deposit (cost: $250,000)				$251,065	1.55%

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

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

(Audited)

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

Sage Fund Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Gain (Loss) from Futures Trading
Net realized gain	$72,539	$1,058,298
Net change in unrealized loss	(813,370)	(207,327)
Brokerage commissions and trading expenses	(1,060)	(25,588)
Net gain (loss) from futures trading	(741,891)	825,383

Net Investment Loss
Income
Interest income	17,977	58,480
Net realized and change in unrealized loss on securities and certificates of deposit	(5,893)	(28,385)
Total income	12,084	30,095
Expenses
Trading Advisor management fee	4,703	54,154
Cash Manager fees	2,300	5,560
Selling Agent fees	65,239	214,688
Administrative expenses – General Partner	223,603	264,551
General Partner management fee	14,097	78,719
General Partner 1% allocation	(8,325)	4,498
Total expenses	301,617	622,170
Administrative expenses waived	(207,253)	(210,764)
Net total expenses	94,364	411,406
Net investment loss	(82,280)	(381,311)
Net Income (Loss)	$(824,171)	$444,072

	Three Months Ended March 31,
	2014	2013
Increase (decrease) in net asset value per Unit	$(77.51)	$22.10

Net income (loss) per Unit	$(145.64)	$26.61
(based on weighted average number of units outstanding during the period)

Weighted average number of Units outstanding	5,658.9930	16,685.5162

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(824,171)	$444,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized loss from futures trading	813,370	207,327
Purchases of securities and certificates of deposit	(27,155,495)	(9,337,399)
Proceeds from disposition of securities and certificates of deposit	36,108,777	11,855,334
Net realized and change in unrealized loss on securities and certificates of deposit	5,893	28,385
Changes in
Interest receivable	451	(832)
General Partner 1% allocation receivable/payable	7,228	56,849
Trading Advisor management fee payable	(10,503)	(1,488)
Commissions and other trading fees payable on open contracts	(4,743)	(2,373)
Cash Manager fees payable	(947)	(1,708)
General Partner management fee payable	(15,279)	(2,780)
Selling Agent fees payable – General Partner	(41,670)	(7,581)
Administrative expenses payable – General Partner	(10,445)	(1,897)
Net cash provided by operating activities	8,872,466	3,235,909

Cash flows from financing activities
Redemptions	(9,513,529)	(3,472,272)
Net cash used in financing activities	(9,513,529)	(3,472,272)

Net decrease in cash and cash equivalents	(641,063)	(236,363)
Cash and cash equivalents, beginning of period	6,961,211	10,871,587
Cash and cash equivalents, end of period	$6,320,148	$10,635,224

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$151,811	$8,758,673
Cash and cash equivalents	6,168,337	1,876,551
Total end of period cash and cash equivalents	$6,320,148	$10,635,224

Supplemental disclosure of cash flow information
Prior period redemptions paid	$474,305	$753,660

Supplemental schedule of non-cash financing activities
Redemptions payable	$6,160,430	$936,521

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Units	Amount
Three Months Ended March 31, 2014
Balance at December 31, 2013	10,684.3514	$16,157,423
Net loss		(824,171)
Redemptions	(10,591.2337)	(15,199,654)
Balance at March 31, 2014	93.1177	$133,598

Three Months Ended March 31, 2013
Balance at December 31, 2012	17,855.8705	$29,227,525
Net income		444,072
Redemptions	(2,172.7973)	(3,655,133)
Balance at March 31, 2013	15,683.0732	$26,016,464

Net Asset Value Per Unit

March 31, 2014	$1,434.74
December 31, 2013	$1,512.25
March 31, 2013	$1,658.89
December 31, 2012	$1,636.79

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Notes to Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, which operated as a commodity investment pool. The Fund commenced operations on August 2, 1995 and ceased trading activity during March 2014. The Fund issued Class A units of limited partner interests (“Units”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund returned all capital to its investors by April 30, 2014, and will dissolve as soon as practical after May 1, 2014.

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

Prior to the cessation of trading, the Fund used a commodity trading advisor to engage in the speculative trading of futures contracts and other financial instruments traded in the United States (“U.S.”) and internationally.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The levels of the fair value hierarchy are described below:

▪	Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts.

▪	Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs included certificates of deposit, commercial papers and corporate notes. There were no Level 2 financial instruments at March 31, 2014.

▪	Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund had no financial instruments valued using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2014 and December 31, 2013, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

The investments in futures contracts, all of which are exchange-traded, are valued using quoted prices for identical assets and are classified within Level 1.

Cash and Cash Equivalents

Cash and cash equivalents may include cash, money market accounts and short-term investments with maturities of three months or less at the date of acquisition and that are not held for sale in the normal course of business. The Fund maintained deposits with a financial institution in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2014. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2010.

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

Reclassification

Certain reclassifications may have been made in the 2013 financial statements and notes to conform to the 2014 presentation, without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(32,184)	$—	$(32,184)
Total	$(32,184)	$—	$(32,184)

*See the condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$781,186	$—	$781,186
Cash and cash equivalents:
Money market fund	297,950	—	297,950
Investments in securities:
U.S. Treasury securities*	3,829,434	—	3,829,434
Commercial paper*	—	949,901	949,901
Corporate notes*	—	3,928,775	3,928,775
Certificates of deposit*	—	251,065	251,065
Total	$4,908,570	$5,129,741	$10,038,311

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2014 or December 31, 2013, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At March 31, 2014, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized loss on open futures contracts
Metals	$139,189	$(171,373)	$(32,184)
Net unrealized loss on open futures contracts	$139,189	$(171,373)	$(32,184)

At March 31, 2014, there were 82 open futures contracts. For the three months ended March 31, 2014, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2014
Types of Exposure	Net realized gain	Net change in unrealized loss
Futures contracts
Agricultural commodities	$739,037	$(521,135)
Currencies	142,991	(330,224)
Energy	(247,004)	(23,361)
Equity indices	67,065	(87,305)
Interest rate instruments	(211,062)	(86,938)
Metals	(409,800)	235,593
Total futures contracts	$81,227	$(813,370)

For the three months ended March 31, 2014, the number of futures contracts closed was 2,348.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Newedge USA, LLC	$(32,184)	$—	$—	$(32,184)
Total	$(32,184)	$—	$—	$(32,184)

At December 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$627,317	$(106,182)	$521,135
Currencies	341,815	(11,591)	330,224
Energy	79,039	(55,678)	23,361
Equity indices	163,535	(76,230)	87,305
Interest rate instruments	199,345	(112,407)	86,938
Metals	471,763	(739,540)	(267,777)
Net unrealized gain (loss) on open futures contracts	$1,882,814	$(1,101,628)	$781,186

At December 31, 2013, there were 2,319 open futures contracts. For the three months ended March 31, 2013, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2013
Types of Exposure	Net realized gain	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(160,925)	$313,712
Currencies	1,720,532	(300,299)
Energy	(874,748)	36,556
Equity indices	1,183,992	(318,610)
Interest rate instruments	(495,691)	(16,992)
Metals	(319,638)	78,306
Total futures contracts	$1,053,522	$(207,327)

For the three months ended March 31, 2013, the number of futures contracts closed was 6,734.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Newedge USA, LLC	$781,186	$—	$—	$781,186
Total	$781,186	$—	$—	$781,186

4.	General Partner

At March 31, 2014 and December 31, 2013, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earned the following compensation:

▪	General Partner management fee – the Fund incurred a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears. The General Partner did not charge a management fee during February and March 2014.

▪	Selling Agent fees – the Fund incurred a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. No Selling Agent fees were incurred in March 2014.

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

Effective February 28, 2014, the General Partner terminated the advisory agreement with the Trading Advisor. No penalties have been incurred by any of the parties as a result of the termination of the advisory agreement. Prior to its termination, the agreement with the Trading Advisor, provided for a management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 0.75% of allocated net assets (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 25% of net new trading profits (as defined in the advisory agreement).

Prior to March 31, 2014, the Fund had engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurred monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.13% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposited funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earned interest income on its assets deposited with the broker. At March 31, 2014 and December 31, 2013, the Fund had margin requirements of $32,184 and $2,987,224, respectively.

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

For the three months ended March 31, 2014 and 2013, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $196,558 and $192,835, respectively. Such amounts were included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended March 31, 2014 and 2013, the General Partner voluntarily waived $10,695 and $17,929, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At March 31, 2014 and December 31, 2013, $0 and $10,445, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

All investors were redeemed prior to April 20, 2014.

9.	Trading Activities and Related Risks

In January 2014, the Fund ceased the trading of futures contracts, and in March 2014, the Fund ceased trading in fixed income instruments.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. At March 31, 2014, there were no investments in debt securities and certificates of deposits in either U.S. or foreign enterprises. The following table presents the exposure at December 31, 2013:

						% of
						Partners’
	U.S.					Capital
	Treasury	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Paper	Notes	of Deposit	Total	Value)
United States	$3,829,434	$749,932	$3,600,063	$251,065	$8,430,494	52.17%
Denmark	—	—	276,106	—	276,106	1.71%
Singapore	—	199,969	—	—	199,969	1.24%
Great Britain	—	—	52,606	—	52,606	0.33%
Total	$3,829,434	$949,901	$3,928,775	$251,065	$8,959,175	55.45%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2014, the statements of operations for the three months ended March 31, 2014 and 2013, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2014 and 2013, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, and cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2014 and 2013, assuming the unit was outstanding throughout the entire period:

	2014	2013
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,512.25	$1,636.79
Gain (Loss) from operations
Gain (loss) from trading(1)	(62.97)	44.95
Net investment loss(1)	(14.54)	(22.85)
Total gain (loss) from operations	(77.51)	22.10

Net asset value per Unit at end of period	$1,434.74	$1,658.89

Total return (5)	(5.13)%	1.35%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	4.93%	5.85%
General Partner 1% allocation (5)	(0.10)%	0.02%
Total expenses	4.83%	5.87%

Net investment loss (2) (3) (4) (6)	(4.35)%	(5.42)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended March 31, 2014 and 2013, the ratios are net of 9.95% and 3.03%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

(6) Ratio excludes General Partner 1% allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Closing of the Fund

During the first quarter, the Fund closed and began the process of redeeming all of its remaining investors. The Partnership Agreement provides that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. On January 13, 2014, the estimated net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at that time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the Fund. Because there remained only limited interest in continuing the investment, the General Partner decided to not resume trading, provided notice that it will redeem all partners and return all capital to the remaining partners, and provided notice that, after all redemption proceeds are paid, it will withdraw from the partnership and dissolve the Fund.

The decision to close the Fund was based primarily on two factors:

▪        The Fund’s Trading Advisor, which has underperformed peers over the past few years, has continued to underperform its peers in 2014. The suspension of trading in January prevented further trading losses to the Fund for the latter half of January and in the subsequent months.

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

The Fund returned all capital to partners by April 30, 2014. The General Partner intends to dissolve the Fund as soon as practical after May 1, 2014.

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K. The Fund’s sole business was trading futures contracts, both long (contracts to buy) and short (contracts to sell).

Results of Operations

The returns for Units for the three months ended March 31, 2014 and 2013 were (5.13)% and 1.35%, respectively. Further analysis of futures trading gains and losses is provided below.

2014

January

January saw a broad flight to safety, sparked by a sharp sell-off in emerging market currencies, as investors worried about the impact of Fed tapering and weak Chinese manufacturing on emerging economies. This heightened risk aversion quickly spread to developed markets, which saw declines in equity indices and rallies in bonds, gold and safe haven currencies. Meanwhile, in energy markets, natural gas prices surged due to freezing temperatures across the U.S.

January saw a reversal of many of the major trends from the fourth quarter of 2013, resulting in negative performance for the Fund’s trend-following program. In fixed income markets, the Fund’s short positions in Canada and the UK saw losses as bond markets rallied with fund flows into perceived safe assets. Whipsaw oil markets also detracted from performance in the energy sector. In currencies, the Fund’s short Japanese yen position suffered as the exchange rate appreciated on safe haven buying. On the positive side, the Fund did profit from the continued bearish trends in sugar and wheat.

During the month, however, the Fund hit its predetermined stop-loss point, defined as a 50% decline from the highest NAV at the start of any calendar year. As a result, trading was suspended, all positions were closed out and a special redemption period was offered to investors. Overall, the Fund had a loss in January of 4.96%.

February

All futures trading was suspended during the month of February. The Fund incurred a loss on its fixed income securities, net of Fund expenses, of 0.26%.

March

The Fund incurred a small gain of 0.09% on its fixed income securities.

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

The Fund started the year on a positive note, as it profited from long positions in stock indices and energy, as well as long positions in the euro and short positions in the Japanese yen. These gains were partially offset by losses in choppy agricultural commodity markets, many of which saw price reversals over the course of the month. Rising interest rates also led to losses for the Fund’s long positions in fixed income markets. Overall, the Fund made a gain in January of 5.77%.

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

The Fund profited in the currency sector in March, particularly through long cross-rate positions in the Australian dollar against the Japanese yen, the pound sterling and the euro. The Fund also gained from a fall in industrial metals prices, with short positions in aluminum and copper, as investors worried about the impact of a clampdown on Chinese property speculation. In the agricultural sector, the Fund profited from short positions in coffee and sugar. Losses were incurred in energy through short crude oil positions. The Fund was slightly down in fixed income due to trend reversals in the U.S. and UK. Performance was flat in equities as gains from long positions in Japan and the U.S. were offset by losses in long positions in Europe. The Fund finished the month with a net gain of 1.24%.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund traded in futures contracts and was therefore a party to financial instruments with elements of off-balance sheet market and credit risk. At March 31, 2014, the Fund had no off-balance sheet risk exposure.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2014. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the quarter ended March 31, 2014 were as follows:

	January	February	March	Total

Units redeemed	3,212.7348	3,084.7302	4,293.7687	10,591.2337
Average net asset value per Unit	$1,437.17	$1,433.50	$1,434.74	$1,435.12

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

Dated: May 14, 2014	Sage Fund Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

