Form 10-Q
period 2014-06-30
SAGE FUND LP
filed 2014-08-14
CIK 1083768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

Part I: Financial Information

Item 1. Financial Statements

Sage Fund Limited Partnership

Statements of Financial Condition

June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	June 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$—	$5,699,436
Net unrealized gain on open futures contracts	—	781,186
Interest receivable	—	451
Total equity in broker trading accounts	—	6,481,073
Cash and cash equivalents	43	1,261,775
Investments in securities, at fair value	—	8,708,110
Certificates of deposit, at fair value	—	251,065
General Partner 1% allocation receivable	—	15,553
Total assets	$43	$16,717,576

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$—	$10,503
Commissions and other trading fees payable on open contracts	—	4,743
Cash Manager fees payable	—	3,208
General Partner management fee payable	—	15,279
Selling Agent fees payable - General Partner	—	41,670
Administrative expenses payable - General Partner	43	10,445
Redemptions payable	—	474,305
Total liabilities	43	560,153
Partners’ Capital (Net Asset Value)
Class A Interests – 0 units and 10,684.3514 units outstanding
at June 30, 2014 and December 31, 2013, respectively	—	16,157,423
Total liabilities and partners' capital (net asset value)	$43	$16,717,576

The accompanying notes are an integral part of these financial statements.

1

Sage Fund Limited Partnership

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

None

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

Sage Fund Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (Loss) from Futures Trading
Net realized gain (loss)	$(32,184)	$(301,443)	$40,355	$756,855
Net change in unrealized gain (loss)	32,184	1,245,262	(781,186)	1,037,935
Brokerage commissions and trading expenses	—	(26,604)	(1,060)	(52,192)
Net gain (loss) from futures trading	—	917,215	(741,891)	1,742,598

Net Investment Loss
Income
Interest income	43	43,073	18,019	101,553
Net realized and change in unrealized loss on securities and certificates of deposit	—	(27,339)	(5,893)	(55,724)
Total income	43	15,734	12,126	45,829
Expenses
Trading Advisor management fee	—	48,046	4,703	102,200
Cash Manager fees	—	6,264	2,300	11,824
Selling Agent fees	—	191,030	65,239	405,718
Administrative expenses – General Partner	68,520	222,310	292,122	486,861
General Partner management fee	—	70,044	14,097	148,763
General Partner 1% allocation	—	5,697	(8,325)	10,195
Total expenses	68,520	543,391	370,136	1,165,561
Administrative expenses waived	(68,477)	(174,445)	(275,730)	(385,209)
Net total expenses	43	368,946	94,406	780,352
Net investment loss	—	(353,212)	(82,280)	(734,523)
Net Income (Loss)	$—	$564,003	$(824,171)	$1,008,075

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Increase (decrease) in net asset value per Unit	$—	$36.83	$(77.51)	$58.93

Net income (loss) per Unit	$—	$38.13	$(145.64)	$64.02
(based on weighted average number of units outstanding)

Weighted average number of Units outstanding	—	14,790.9562	5,658.9930	15,746.1166

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(824,171)	$1,008,075
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss from futures trading	781,186	(1,037,935)
Purchases of securities and certificates of deposit	(1,527,299)	(8,552,521)
Proceeds from disposition of securities and certificates of deposit	10,480,581	13,767,706
Net realized and change in unrealized loss on securities and certificates of deposit	5,893	55,724
Changes in
Interest receivable	451	(317)
General Partner 1% allocation receivable/payable	15,553	62,546
Trading Advisor management fee payable	(10,503)	(3,102)
Commissions and other trading fees payable on open contracts	(4,743)	(742)
Cash Manager fees payable	(3,208)	(4,313)
General Partner management fee payable	(15,279)	(4,867)
Selling Agent fees payable – General Partner	(41,670)	(13,274)
Administrative expenses payable – General Partner	(10,402)	(3,379)
Net cash provided by operating activities	8,846,389	5,273,601

Cash flows from financing activities
Redemptions	(15,807,557)	(6,304,666)
Net cash used in financing activities	(15,807,557)	(6,304,666)

Net decrease in cash and cash equivalents	(6,961,168)	(1,031,065)
Cash and cash equivalents, beginning of period	6,961,211	10,871,587
Cash and cash equivalents, end of period	$43	$9,840,522

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$—	$7,283,418
Cash and cash equivalents	43	2,557,104
Total end of period cash and cash equivalents	$43	$9,840,522

Supplemental disclosure of cash flow information
Prior period redemptions paid	$474,305	$753,660

Supplemental schedule of non-cash financing activities
Redemptions payable	$—	$999,052

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Units	Amount
Six Months Ended June 30, 2014
Balance at December 31, 2013	10,684.3514	$16,157,423
Net loss		(824,171)
Redemptions	(10,684.3514)	(15,333,252)
Balance at June 30, 2014	—	$—

Six Months Ended June 30, 2013
Balance at December 31, 2012	17,855.8705	$29,227,525
Net income		1,008,075
Redemptions	(3,888.0418)	(6,550,058)
Balance at June 30, 2013	13,967.8287	$23,685,542

Net Asset Value Per Unit

June 30, 2014	$0
Final Redemption	$1,437.74
December 31, 2013	$1,512.25
June 30, 2013	$1,695.72
December 31, 2012	$1,636.79

The accompanying notes are an integral part of these financial statements.

Sage Fund Limited Partnership

Notes to Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Sage Fund Limited Partnership (“Fund”) is a Maryland limited partnership, which operated as a commodity investment pool. The Fund commenced operations on August 2, 1995 and ceased trading activity during March 2014. The Fund issued Class A units of limited partner interests (“Units”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund returned all capital to its investors by April 30, 2014, and is in the process of terminating.

The Second Amended and Restated Limited Partnership Agreement (“Partnership Agreement”) provided that if the Fund’s net asset value per Unit declined to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund would suspend trading and liquidate its securities and commodity interest positions. On January 13, 2014, the estimated net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at that time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the fund. Because there remained only limited interest in continuing the investment, the General Partner decided to not resume trading, but to dissolve the partnership and return all capital to the remaining partners.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The levels of the fair value hierarchy are described below:

▪ Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts.

▪ Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs included certificates of deposit, commercial papers and corporate notes. There were no Level 2 financial instruments at June 30, 2014.

▪ Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund had no financial instruments valued using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2014 and December 31, 2013, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2014. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2010.

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

At June 30, 2014, the Fund had no financial instruments.

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

There were no Level 3 holdings at June 30, 2014 or December 31, 2013, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of future contracts, none of which are designated as hedging instruments. At June 30, 2014, the Fund had no derivative contracts.

For the three and six months ended June 30, 2014, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$—	$143,537	$739,037	$(521,135)
Currencies	—	(17,864)	142,991	(330,224)
Energy	—	(4,807)	(247,004)	(23,361)
Equity indices	—	105,235	67,065	(87,305)
Interest rate instruments	—	244,691	(211,062)	(86,938)
Metals	(32,184)	32,184	(409,800)	267,777
Total futures contracts	$(32,184)	$32,184	$81,227	$(781,186)

For the three and six months ended June 30, 2014, the number of futures contracts closed were 0 and 2,348.

At June 30, 2014, the Fund had no financial assets, derivative assets, or cash collateral held by counterparties.

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

At December 31, 2013, there were 2,319 open futures contracts. For the three and six months ended June 30, 2013, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(90,814)	$143,537	$(251,739)	$457,249
Currencies	(409,661)	(17,864)	1,310,871	(318,163)
Energy	(720,250)	(4,807)	(1,594,998)	31,749
Equity indices	244,726	105,235	1,428,718	(213,375)
Interest rate instruments	281,211	244,691	(214,480)	227,699
Metals	432,333	774,470	112,695	852,776
Total futures contracts	$(262,455)	$1,245,262	$791,067	$1,037,935

For the three and six months ended June 30, 2013, the number of futures contracts closed were 12,228 and 25,884, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Newedge USA, LLC	$781,186	$—	$—	$781,186
Total	$781,186	$—	$—	$781,186
4.	General Partner

At June 30, 2014 and December 31, 2013, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund.

The General Partner earned the following compensation:

▪	General Partner management fee – the Fund incurred a monthly fee equal to 1/12th of 1.1% of the Fund’s month-end net asset value, payable in arrears. The General Partner did not charge a management fee from February through June 2014.

▪	Selling Agent fees – the Fund incurred a monthly fee equal to 1/12th of 3% of the Fund’s month-end net asset value, payable in arrears. The General Partner, in turn, pays selling agent fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. No Selling Agent fees were incurred from March through June 2014.

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

To meet margin requirements, the Fund deposited funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earned interest income on its assets deposited with the broker. At June 30, 2014 the Fund had no margin requirement, and at December 31, 2013, the Fund had margin requirements of $2,987,224.

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

For the three months ended June 30, 2014 and 2013, actual administrative expenses exceeded the 1% administrative expense limitation of average month-end net asset value of the Fund by $0 and $158,490, respectively. Such amounts were included in administrative expenses waived in the statements of operations.

Additionally, during the three months ended June 30, 2014 and 2013, the General Partner voluntarily waived $68,477 and $15,955, respectively, of administrative expenses of the Fund. Such amounts were included in administrative expenses waived in the statements of operations.

At June 30, 2014 and December 31, 2013, $43 and $10,445, respectively, were payable to the General Partner for expenses incurred on behalf of the fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

All investors were redeemed prior to April 20, 2014.

9.	Trading Activities and Related Risks

In January 2014, the Fund ceased the trading of futures contracts, and in March 2014, the Fund ceased trading in fixed income instruments.

Through its investments in debt securities and certificates of deposit, the Fund had exposure to U.S. and foreign enterprises. At June 30, 2014, there were no investments in debt securities and certificates of deposits in either U.S. or foreign enterprises. The following table presents the exposure at December 31, 2013:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$3,829,434	$749,932	$3,600,063	$251,065	$8,430,494	52.17%
Denmark	—	—	276,106	—	276,106	1.71%
Singapore	—	199,969	—	—	199,969	1.24%
Great Britain	—	—	52,606	—	52,606	0.33%
Total	$3,829,434	$949,901	$3,928,775	$251,065	$8,959,175	55.45%

10.	Indemnifications

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

11. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at June 30, 2014, the statements of operations for the three and six months ended June 30, 2014 and 2013, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2014 and 2013, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12. Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2014 and 2013, assuming the unit was outstanding throughout the entire period:

	Three Months Ended,		Six Months Ended,
	Final Redemption	June 30, 2013	Final Redemption	June 30, 2013
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$1,434.74	$1,658.89	$1,512.25	$1,636.79
Gain (loss) from operations
Gain (loss) from trading(1)	—	60.71	(62.97)	105.58
Net investment loss(1)	—	(23.88)	(14.54)	(46.65)
Total gain (loss) from operations	—	36.83	(77.51)	58.93

Net asset value per Unit at end of period, or at final redemption	$1,434.74	$1,695.72	$1,434.74	$1,695.72

Total return (5)	—%	2.22%	(5.13)%	3.60%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	—%	5.85%	1.23%	5.84%
General Partner 1% allocation (5)	—%	0.02%	(0.10)%	0.04%
Total expenses	—%	5.87%	1.13%	5.88%

Net investment loss (2) (3) (4) (6)	—%	(5.60)%	(1.09)%	(5.50)%

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

(2) All of the ratios under Other Financial Ratios for Units are computed net of voluntary and involuntary waivers of administrative expenses. For the three months ended June 30, 2014 and 2013, the ratios are net of 0.82% and 2.81%, respectively, and for the six months ended June 30, 2014 and 2013 the ratios are net of 3.31% and 2.92%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

(4) Ratios have been annualized. Ratios for the three and six months ended June 30, 2014 have not been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes General Partner 1% allocation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Closing of the Fund

During the first quarter, the Fund closed and began the process of redeeming all of its remaining investors. The Partnership Agreement provided that if the Fund’s net asset value per Unit declines to 50% or less of the highest net asset value per Unit at the start of any fiscal year, the Fund will suspend trading and liquidate its securities and commodity interest positions. On January 13, 2014, the estimated net asset value per Unit fell below the 50% threshold and trading was suspended on January 14, 2014. All positions were either liquidated or covered at that time. Limited partners were notified of the trading suspension and were given the opportunity to redeem from the Fund. Because there remained only limited interest in continuing the investment, the General Partner decided to not resume trading, provided notice that it will redeem all partners and return all capital to the remaining partners, and provided notice that, after all redemption proceeds are paid, it will withdraw from the partnership and dissolve the Fund.

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

Results of Operations

The returns for Units for the six months ended June 30, 2014 and 2013 were (5.13)% and 3.60%, respectively. Further analysis of futures trading gains and losses is provided below.

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

April through June

There was no activity for the Fund.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund traded in futures contracts and was therefore a party to financial instruments with elements of off-balance sheet market and credit risk. At June 30, 2014, the Fund had no off-balance sheet risk exposure.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2014. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the quarter ended June 30, 2014 were as follows:

	April	May	June	Total

Units redeemed	93.1177	—	—	93.1177
Average net asset value per Unit	$1,434.74	$—	$—	$1,434.74

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

Dated: August 14, 2014 Sage Fund Limited Partnership

By: Steben & Company, Inc.

General Partner

By: /s/ Kenneth E. Steben

Name: Kenneth E. Steben

Title: President, Chief Executive Officer and Director of the General Partner

(Principal Executive Officer)

By: /s/ Carl A. Serger

Name: Carl A. Serger

Title: Chief Financial Officer and Director of the General Partner

(Principal Financial and Accounting Officer)

